Form 10-K
period 2022-02-28
Aircastle LTD
filed 2022-04-28
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 28, 2022
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
As of April 25, 2022, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.
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
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of February 28, 2022, we owned and managed on behalf of our joint venture 260 aircraft leased to 81 lessees located in 45 countries. During the year ended February 28, 2022, we purchased eighteen aircraft and sold fifteen aircraft and other flight equipment. As of February 28, 2022, the net book value of our fleet (comprised of flight equipment held for lease and net investment in direct financing and sales-type leases, or “Net Book Value”) was $6.5 billion. The weighted average age of our fleet was 10.2 years and the weighted average remaining lease term was 4.9 years. As of February 28, 2022, we had commitments to purchase 23 aircraft with delivery through 2024 for $819.3 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net loss and Adjusted EBITDA were $769.8 million, $278.2 million, and $752.3 million for the year ended February 28, 2022, and $832.3 million, $333.2 million and $774.4 million for the year ended February 28, 2021. Cash flow provided by operating activities was $372.9 million and $175.0 million for the years ended February 28, 2022 and 2021, respectively. Our business and financial results, customers, and the aviation industry has and will continue to be impacted by the COVID-19 pandemic and the Russian invasion of Ukraine. We believe our platform and personnel position us to effectively manage through these crises and will enable us to take advantage of new investment opportunities when they arise. Our Company employs a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than twenty years of relevant industry experience, including managing through prior downturns in the aviation industry, like the 2008 global financial crisis and the September 11, 2001 terror attacks.
Historically, growth in commercial air traffic has been correlated with world economic activity. Prior to the COVID-19 pandemic, commercial air traffic growth expanded at a rate 1 to 2 times that of global GDP growth. This expansion of air travel has driven growth in the world aircraft fleet; and there are approximately 25,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 48% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a two to four percent average annual rate.
We believe that our long-standing business strategy of maintaining conservative leverage, limiting long-term financial commitments, and focusing our portfolio on more liquid narrow-body aircraft will enable us to manage through recent crises, such as the COVID-19 pandemic and the Russian invasion of Ukraine. Our portfolio of primarily mid-life, narrow-body aircraft should remain attractive relative to new technology aircraft due to their lower capital costs in an environment of tight airline margins.
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of April 1, 2022, total liquidity of $2.1 billion includes $1.4 billion of undrawn credit facilities, $0.2 billion of unrestricted cash, $0.1 billion of contracted asset sales and $0.4 billion of projected adjusted operating cash flows through April 1, 2023. As of February 28, 2022, we have commitments to acquire 23 aircraft for $819.3 million between 2022-2024.

Update on Impact of COVID-19 Pandemic
The COVID-19 pandemic and related mitigation efforts has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While there have been improvements in many markets, particularly in terms of domestic travel, according to the International Air Transit Association (“IATA”), as of February 28, 2022, air travel was still down to approximately 55% compared to normal levels. A full recovery to pre-pandemic levels is not expected for several years and will depend on the effectiveness of vaccination efforts and the continued easing of travel restrictions, among other things. While the extent and duration of the impact of the COVID-19 pandemic remain unknown, we continue to believe long-term demand for air travel will return to historical trends over time.
As of April 25, 2022, four of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease eighteen aircraft, which represent 12% of our Net Book Value and 9% of our lease rental and direct financing and sales-type lease revenue as of and for the year ended February 28, 2022. One of these customers is LATAM, our second largest customer, which represents 7% of our Net Book Value and 8% of our lease rental revenue as of and for the year ended February 28, 2022. We have signed restructured leases for all thirteen of our LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process, which we expect to occur in late 2022.
We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers negotiating reductions in aircraft lease rentals, rejecting their leases or taking other actions that could adversely impact us or the value of our aircraft.
Russian Invasion of Ukraine
On February 24, 2022, the Russian Federation invaded Ukraine. This has resulted in the closing of airspace in several countries as well as the placement of sanctions on a variety of Russian entities and certain activities involving Russia or Russian entities, such as the leasing of aircraft. We have and will continue to fully comply with all applicable sanctions.
As of February 24, 2022, we had twelve aircraft on lease with six Russian airlines and one aircraft with a Ukrainian airline. We have since terminated the leasing activities for all our Russian aircraft and have sought to repossess the aircraft and remove them from Russia. We have successfully repossessed two of the twelve Russian aircraft. Nine aircraft remain in Russia and one aircraft was undergoing maintenance outside of Russia and is not operational. Our aircraft with a Ukrainian airline is in temporary storage outside of Ukraine. It is unclear whether we will be able to recover the remaining aircraft from our former Russian airline customers or what the condition of the aircraft will be at the time of repossession if we do so or whether we will be able to recover the related technical records and documentation. Failure to repossess any of our aircraft could adversely affect our business and financial results. Many of these Russian airlines have continued to fly our aircraft notwithstanding the leasing terminations and our repeated demands for the return of our assets. Our aircraft that remain in Russia may suffer damage or deterioration due to inadequate maintenance and lack of spare parts.
During the fourth quarter of 2021, we recorded net non-cash impairment charges of $251.9 million related to our Russian and Ukrainian aircraft – see Note 3 in the Notes to the Consolidated Financial Statements. These thirteen aircraft comprised 6% of our Net Book Value before impairment and 1% of our Net Book Value after impairment. Excluding lease rentals received in advance recognized into revenue, they represented 7% of our lease rental and direct financing and sales-type lease revenue for the year ended February 28, 2022. Basic lease rentals for our Russian lessees were approximately $3.5 million for the month of February 2022. The termination of our Russian leases will result in reduced revenues and operating cash flows.
We had letters of credit of $49.5 million as of February 28, 2022 related to our aircraft leased to Russian airlines. We have presented requests for payment to the various financial institutions and have received about half of the proceeds. We are pursuing collection on remaining letters of credit, but the timing and amount of any further recovery are uncertain.
We have insurance, through the airlines’ insurance and our own policies, and have filed claims against the relevant policies seeking an indemnity of approximately $350 million. The ten aircraft that are not in our possession had a pre-impairment book value of $314.1 million. Our claims are subject to the terms of the applicable policies, and given the unprecedented scenario and the magnitude of potential claims, insurers and reinsurers may raise various defenses. Accordingly, at this stage we can give no assurance as to when or what amounts we may ultimately collect. Insurance recoveries are generally recognized when they are realized or realizable, which typically occurs at the time cash proceeds are received or a claim agreement is executed, and also considers the counterparty’s ability to pay the claim amount.
Our Competitive Strengths
We believe the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:
•Diversified Portfolio of Modern Aircraft: We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of February 28, 2022, our owned and managed aircraft portfolio consisted of 260 aircraft leased to 81 lessees in 45 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 4.9 years. This provides us with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.
•Flexible, Disciplined Acquisition Approach and Broad Investment Sourcing Network: Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we have acquired 543 aircraft for $17.5 billion as of February 28, 2022. We have built our aircraft portfolio through more than 174 transactions with 97 counterparties as of February 28, 2022.
•Significant Experience in Successfully Selling Aircraft Throughout Their Life Cycle: Our team is adept at managing and executing the sale of aircraft. Since our formation, we have sold 274 aircraft to 82 buyers for $6.3 billion as of February 28, 2022. These sales produced net gains of $443.3 million and involved a wide range of aircraft types and buyers. Of these aircraft, 186, or 68%, were over fourteen years old at the time of sale; often being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is one of the capabilities that sets us apart from many of our competitors.
•Strong Capital Raising Track Record and Access to a Wide Range of Financing Sources: Since our inception, we have raised approximately $2.1 billion in equity capital from private and public investors as of February 28, 2022. We maintain a strong, strategic relationship with Marubeni Corporation (“Marubeni”), which is our controlling shareholder. We have obtained $18.9 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, and the aircraft securitization market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.
•Our Capital Structure Provides Investment Flexibility: We have $1.4 billion available from unsecured revolving credit facilities, $0.9 billion of which does not expire until 2025, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our large, unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, which we expect will allow us to pursue a flexible and opportunistic investment strategy over the long-term.
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

Business Strategy
Our traditional business approach is to continue to remain differentiated from those of other large leasing companies. The recent global disruptions that occurred as a result of the COVID-19 pandemic and the Russian invasion of Ukraine has required enhanced focus on diligent, proactive risk monitoring while continuing to pursue our core strategies. Our focus is to manage risk and secure liquidity while also planning to grow our business and profits over the long-term. By limiting long-term capital commitments and maintaining a conservative and flexible capital structure as we remain subject to these unprecedented circumstances, we seek to best position ourselves for investment opportunities in future periods of recovery.
Our business strategy entails the following elements:
•Pursuing a disciplined and differentiated investment strategy. In our view, the relative values of different aircraft change over time. We evaluate investments across different aircraft models, ages, lessees and acquisition sources and re-evaluate these choices as market conditions and relative investment values change. We believe our team’s experience with a wide range of asset types and the financing flexibility offered through unsecured debt provides us with a competitive advantage. In response to the COVID-19 pandemic, we have intentionally limited large, long-term capital commitments and are less reliant on orders for new aircraft from aircraft manufacturers as a source of new investments than many of our competitors. While our current position is defensive given the macro situation, over the long-term we plan to grow our business and profits while maintaining a conservative and flexible capital structure.
•Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types.
•Maintaining efficient access to capital from a wide set of sources and leveraging our investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when prices are high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. During 2018, we improved our corporate credit ratings to an investment grade level by maintaining strong portfolio and capital structure metrics while achieving a critical size through accretive growth. We believe our investment grade rating not only reduces our borrowing costs, but also facilitates more reliable access to both unsecured and secured debt capital throughout the business cycle. There can be no assurance, however, that we will be able to access capital on a cost-effective basis and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.
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
•Maintaining a balanced and diversified lease portfolio. We have a defined Risk Appetite articulated through our Risk Guardrails, which we use to manage portfolio risk and highlight areas where action to mitigate risk may be appropriate. Our Risk Guardrails set limits on lessee concentration by risk rating, geographic concentrations, aircraft type concentrations, overall portfolio credit quality distribution, and lease maturity distribution. We believe that our balanced and diversified fleet, as well as continued focus on portfolio concentration, has and will enable us to reduce the risks associated with the impact of adverse geopolitical and economic events, such as the COVID-19 pandemic and the Russian invasion of Ukraine.

Acquisitions and Sales
We originate acquisitions and sales through well-established relationships with airlines, other aircraft lessors, financial institutions and brokers, as well as other sources. We believe that sourcing such transactions globally through multiple channels provides for a broad and relatively consistent set of opportunities.
Our objective is to develop and maintain a diverse operating lease portfolio. We review our operating lease portfolio to manage our portfolio diversification and to sell aircraft opportunistically when we believe selling will achieve better expected risk-adjusted cash flows than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
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
Aircraft Leases
Our aircraft are net leases whereby we retain the benefit, and bear the risk, of re-leasing and of the residual value of the aircraft at the end of the lease. Leasing can be an attractive alternative to ownership for an airline because leasing increases an airline’s fleet flexibility, requires lower capital commitments, and reduces aircraft residual value risks for the airline. Typically, the lessee agrees to lease an aircraft for a fixed term, although certain of our leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration.

The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account sales, sale agreements, lease placements and renewal commitments as of April 25, 2022, by fiscal year:

Aircraft Type	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Off-Lease(1)	Sold or Sale Agreement	Total(2)
A319/A320/A321	8	25	27	12	7	4	7	13	3	7	3	—	2	1	1	120
A320neo/A321neo	—	—	8	3	—	1	1	—	—	1	2	5	—	—	—	21
A330-200/300	—	1	—	3	—	5	3	—	2	—	—	—	—	2	1	17
737-700/800/900ER	6	7	10	9	4	8	3	7	7	—	—	2	—	—	2	65
737-MAX8	—	—	—	—	—	—	—	—	—	—	1	—	—	—	—	1
777-300ER	—	—	—	1	—	3	—	—	—	—	—	—	—	1	—	5
E195	—	2	—	3	—	—	—	—	—	—	—	—	—	—	—	5
E2-195	—	—	—	—	—	—	—	—	—	5	—	—	—	—	—	5
Freighters	—	—	2	—	—	—	—	—	—	—	—	—	—	—	—	2

Total	14	35	47	31	11	21	14	20	12	13	6	7	2	4	4	241
_____________
(1)We have one narrow-body and three wide-body aircraft that we are currently marketing for lease or sale.
(2)Excludes three Airbus A319-100, four Airbus A320-200, one Boeing 737-800 and two Boeing 747-400ERF aircraft that were on lease with Russian airlines and which we continue to work to repossess.
Fiscal Year 2022 Lease Expirations and Lease Placements
As of April 25, 2022, we have four off-lease aircraft and fourteen aircraft with leases expiring in fiscal year 2022, which combined account for 5% of our Net Book Value at February 28, 2022, still to be placed or sold. Additionally, we have ten aircraft that had been on lease to Russian lessees and which account for less than 1% of our Net Book Value at February 28, 2022. We do not yet have physical possession of these ten aircraft.
Fiscal Year 2023-2026 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in fiscal years 2023-2026, representing the percentage of our Net Book Value at February 28, 2022, specified below:
•2023: 35 aircraft, representing 10%;
•2024: 47 aircraft, representing 18%;
•2025: 31 aircraft, representing 15%; and
•2026: 11 aircraft, representing 4%.
Lease Payments and Security. Our leases require the lessee to pay periodic rentals during the lease term. As of February 28, 2022, all but one of our leases have fixed rentals that do not vary according to changes in interest rates. For the one variable rate lease, rentals are payable on a floating interest-rate basis. Virtually all lease rentals are payable monthly in advance, and all lease rentals are payable in U.S. dollars.
Under our leases, the lessee must pay operating expenses payable or accrued during the term of the lease, which normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Typically, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are either made monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lessee makes a single end of lease maintenance payment, the lessee would typically be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and the aircraft is returned to us in better condition than at lease inception.
Many of our leases also contain provisions requiring us to pay a portion of the cost of modifications to the aircraft performed by the lessee at its expense if such modifications are mandated by recognized airworthiness authorities.. The lessees are obliged to remove liens on the aircraft other than liens permitted under the leases.
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
Lease Management and Remarketing
Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration. This enables consideration of a broad set of alternatives, including deployment, sale or part-out, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers, and may seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing what we consider to be state-of-the-art lease management information systems and processes to enable efficient management of aircraft in our portfolio.
Portfolio Risk Management
Our objective is to build and maintain a lease portfolio that is balanced and diversified and delivers returns commensurate with risk. We have a defined Risk Appetite to assist in portfolio risk management and highlight areas where action to mitigate risk may be appropriate, and take into account the following:
• individual lessee exposures;
• geographic concentrations;
• aircraft type concentrations;
• portfolio credit quality distribution; and
• lease maturity distribution.
We have a risk management team that undertakes detailed due diligence on lessees when aircraft are acquired with a lease already in place and for placement of aircraft with new lessees following lease expiration or termination. They also monitor the portfolio on an ongoing basis.
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
We source and service investments for our joint venture and provide marketing, asset management and administrative services to it. We are paid market-based fees for these services, which are recorded in Other revenue in our Consolidated Statements of Income (Loss).

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
Larger lessors are generally more focused on acquiring new aircraft via direct orders with the original equipment manufacturers and through purchase and lease-back transactions with airlines. These larger lessors include AerCap Holdings, Air Lease Corporation, SMBC Aviation Capital, BOC Aviation, Avolon Holdings, Aviation Capital Group, Dubai Aerospace Enterprise, Industrial and Commercial Bank of China and China Development Bank.
Competition for mid-aged and older aircraft comes from other competitors that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Carlyle Aviation Partners, Castlelake, Merx Aviation and other players funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the availability of debt financing for mid-aged aircraft. Recently, however, some of these companies have started to set up some permanent capital structure so as to be able to access the unsecured debt market.
Competition for leasing/re-leasing aircraft, as well as aircraft sales, is based principally upon the availability, type and condition of the aircraft, user base, lease rates, prices, and other lease terms. Aircraft manufacturers, leasing companies, airlines and other operators, distributors, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
Some of our competitors have greater financial resources and / or a lower cost of capital. A number commit to speculative orders of new aircraft to be placed on operating lease upon delivery from the manufacturer, which compete with new and used aircraft offered by other lessors. We believe that we can compete favorably in aircraft acquisition, leasing and sales activities due to the reputation of our team of experienced professionals, extensive market contacts and expertise in sourcing and acquiring aircraft. We also believe our access to unsecured debt provides us with a competitive advantage in pursuing investments quickly and reliably and in acquiring aircraft in situations where it may be more difficult to finance on a secured, non-recourse basis.
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
Our Commitment to Environmental Sustainability
Ambitious targets have been made towards the ultimate the goal of curbing the adverse effects of climate change. In October 2021, IATA announced its Fly Net Zero commitment to achieve net zero carbon by 2050. This commitment was echoed by the United States Aviation Climate Action Plan, released in November 2021. In February 2022, a collective of airlines, airports, and aviation manufacturers operating in the E.U., U.K., and EFTA unveiled the flagship sustainability measure, Destination 2050.
For these ambitious measures to reach implementation, a wide political and administrative consensus will be required. Due to the inherent complexities of jet aircraft, decarbonizing aviation requires more radical new technology as compared to other modes of transportation. Sustainable aviation fuels (“SAFs”) provide the most readily available means for airline operators to reduce their carbon emissions while using existing technology. Hydrogen and electronic propulsion for commercial jet aircraft are far-reaching initiatives.
The Company believes the operations of our customers could be affected by the potential impacts of both climate change and sustainability targets and initiatives aimed at curbing its effect, so we are committed to monitoring sustainability developments. The Company’s long-term strategic plan takes these rapidly developing initiatives into consideration when we evaluate the technology behind the aircraft we target for investment. For the fiscal year ended 2021, fourteen out of the Company’s eighteen total acquisitions were in new technology aircraft with higher efficiency and lower emissions.
Our People
As of February 28, 2022, we had 108 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
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
During the COVID-19 pandemic, the physical and mental health and safety of our employees, customers and business partners was a key priority for us, and we continue to monitor related safety precautions. After working remotely, we have begun a gradual, staggered return to in-office work at our three locations, although we continue to monitor trends and local government regulations and guidelines, and may adjust plans accordingly to ensure the health and safety of our employees.
Our Culture & Governance
Our Company was formed in 2004 on the values of integrity, common decency and respect for others. These values continue to this day and are shared by our employees. In addition, these values are embodied in our Code of Business Conduct and Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.
The Company also maintains independent third-party whistle-blower platforms for anonymous reporting of fraud or ethics violations. Our cyber security initiatives provide protection through malware detection, cloud penetration testing, threat hunting and incident responsiveness.

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
Regulations, such as those limiting CO2 emissions and reducing noise, are changing and developing in the aviation sector, where there is an additional international angle to the regulation. The impact of recent crises, such as the COVID-19 pandemic and the Russian invasion of Ukraine, on the airline sector has further complicated matters. Further regulatory changes are expected in the coming years.
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
Risks Related to Our Lessees
Risks affecting the airline industry may materially adversely affect our customers.
We operate as a supplier to airlines and are indirectly impacted by all the risks facing airlines today. The ability of lessees to perform their obligations under the relevant lease depends on their financial condition, which may be affected by factors beyond our control, including:
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
These factors, and others, may lead to defaults by our customers, or may delay or prevent aircraft deliveries or transitions, result in payment or other lease term restructurings, may increase our costs from repossessions and reduce our revenues due to downtime or lower re-lease rates.

The Russian invasion of Ukraine and resulting sanctions by various countries, including the United States, the European Union, and the United Kingdom, has significantly impacted our financial condition, results of operations and cash flows and will continue to have an adverse impact on our business.
On February 24, 2022, the Russian Federation invaded Ukraine. This has resulted in the closing of airspace in several countries as well as the placement of sanctions on a variety of Russian entities and certain activities involving Russia or Russian entities, such as the leasing of aircraft. We have and will continue to fully comply with all applicable sanctions.
As of February 24, 2022, we had twelve aircraft on lease with six Russian airlines and one aircraft with a Ukrainian airline. We have since terminated the leasing activities for all our Russian aircraft and have sought to repossess the aircraft and remove them from Russia. We have successfully repossessed two of the twelve Russian aircraft. Nine aircraft remain in Russia and one aircraft was undergoing maintenance outside of Russia and is not operational. Our aircraft with a Ukrainian airline is in temporary storage outside of Ukraine. It is unclear whether we will be able to recover the remaining aircraft from our former Russian airline customers or what the condition of the aircraft will be at the time of repossession if we do so or whether we will be able to recover the related technical records and documentation. Failure to repossess any of our aircraft could adversely affect our business and financial results. Many of these Russian airlines have continued to fly our aircraft notwithstanding the leasing terminations and our repeated demands for the return of our assets. Our aircraft that remain in Russia may suffer damage or deterioration due to inadequate maintenance and lack of spare parts.
During the fourth quarter of 2021, we recorded net non-cash impairment charges of $251.9 million related to our Russian and Ukrainian aircraft – see Note 3 in the Notes to the Consolidated Financial Statements. These thirteen aircraft comprised 6% of our Net Book Value before impairment and 1% of our Net Book Value after impairment. Excluding lease rentals received in advance recognized into revenue, they represented 7% of our lease rental and direct financing and sales-type lease revenue for the year ended February 28, 2022. Basic lease rentals were approximately $3.5 million for the month of February 2022. The termination of our Russian leases will result in reduced revenues and operating cash flows.
We had letters of credit of $49.5 million as of February 28, 2022 related to our aircraft leased to Russian airlines. We have presented requests for payment to the various financial institutions and have received about half of the proceeds. We are pursuing collection on remaining letters of credit, but the timing and amount of any further recovery are uncertain.
We have insurance, through the airlines’ insurance and our own policies, and have filed claims against the relevant policies seeking an indemnity of approximately $350 million. The ten aircraft that are not in our possession had a pre-impairment book value of $314.1 million. Our claims are subject to the terms of the applicable policies, and given the unprecedented scenario and the magnitude of potential claims, insurers and reinsurers may raise various defenses. Accordingly, at this stage we can give no assurance as to when or what amounts we may ultimately collect. Insurance recoveries are generally recognized when they are realized or realizable, which typically occurs at the time cash proceeds are received or a claim agreement is executed, and also considers the counterparty’s ability to pay the claim amount.
It is not possible to predict the broader or longer-term consequences of the Russian invasion of Ukraine, which could include new or additional sanctions (including counter responses by the Russian government or other jurisdictions), embargoes, further escalation or regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, availability and cost of insurance, security conditions, fuel prices, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to lease aircraft, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could materially and adversely affect our business.

The effects of terrorist attacks and geopolitical conditions might adversely impact the financial condition of the airlines and our lessees might not be able to meet their lease payment obligations.
War, armed hostilities or terrorist attacks, or the fear of such events, could decrease demand for air travel or increase the operating costs of our customers. They may lead to: (i) decreased passenger demand and revenue due to safety concerns or the inconvenience of additional security measures; (ii) higher price of jet fuel; (iii) higher financing costs and difficulty in raising funds on favorable terms, or at all; (iv) higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance has been or will continue to be available; (v) higher costs due to the increased security measures; and (vi) special charges, such as those related to the impairment of aircraft and other long lived assets stemming from the above conditions.
War, armed hostilities, terrorist attacks, large protests or government instability, or the fear of such events, could negatively impact the airline industry and may have an adverse effect on the financial condition and liquidity of our lessees, aircraft values and rental rates and may lead to lease restructurings or aircraft repossessions.
Adverse currency movements could negatively impact the profitability of our lessees.
Many of our lessees are exposed to currency risk as they earn revenues in local currencies while a significant portion of their liabilities and expenses, including fuel, debt service, and lease payments are denominated in U.S. dollars. If the local currency is devalued, our lessees may not be able to increase revenue sufficiently to offset the impact of exchange rates on these expenses. Currency depreciation could impact the ability of customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.
Increases in fuel prices could negatively impact the profitability of our lessees.
Fuel costs represent a major expense to airlines and fluctuate widely. Airlines may not be able to successfully manage their exposure to fuel prices and significant changes could materially affect their operating results. Airlines may not be able to pass on increases in fuel prices to their customers by increasing fares. High fuel prices may also have an impact on consumer spending and adversely impact demand for air transportation.
Severe weather conditions, natural disasters or their perceived effects may negatively impact the airline industry.
Demand for air travel or the inability of airlines to operate to or from certain regions due to severe weather conditions or natural disasters, such as floods, earthquakes or volcanic eruptions, could have an adverse effect on our lessees’ ability to their lease payment obligations to us.
Lessee defaults could materially adversely affect our business, financial condition and results of operations.
Investors should expect some lessees to experience payment difficulties, particularly in difficult economic or operating environments. As a result of their financial condition and lack of liquidity, lessees may be significantly in arrears in their rental or maintenance payments. Liquidity issues are more likely to lead to airline failures in the periods of large air traffic declines, financial system distress, volatile fuel prices, and economic slowdown. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow or will fail to make their payments in full under their leases.
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
While we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft could lead to significant costs for us. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings, and costs to obtain possession and/or deregistration of the aircraft and flight and export permissions. Delays resulting from these proceedings would increase the period of time during which the aircraft is not generating revenue. We may incur maintenance, refurbishment or repair costs that a defaulting lessee has failed to incur or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale. We may be required to pay off liens, claims, taxes and other governmental charges to obtain clear possession and to remarket the aircraft for re-lease or sale. We may also incur maintenance, storage or other costs while we have physical possession of the aircraft.
We may suffer other adverse consequences due to a lessee default and the repossession of the aircraft. Our rights upon a lessee default vary significantly depending upon the jurisdiction and may include the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or without performing all of the obligations under the lease. There can be no assurance that jurisdictions that have adopted the Cape Town Convention will enforce it as written. Certain of our lessees are owned in whole or in part by government-related entities, which could complicate our efforts to repossess the relevant aircraft. Accordingly, we may be delayed in, or prevented from, enforcing our rights under a lease and in re-leasing or selling the affected aircraft.
If we repossess an aircraft, we may not necessarily be able to export or deregister and redeploy the aircraft. When a lessee or other operator flies only domestic routes, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. Significant costs may also be incurred in retrieving or recreating aircraft records required for registration of the aircraft and obtaining a certificate of airworthiness. A default and exercise of remedies involving a lessee where we have a significant exposure or concentration risk could have a materially adverse impact on our future revenue and cash flows.
If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this could result in less favorable leases and in significant reductions in our cash flow.
When a lessee is late in making payments or fails to make payments in full, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all the past due amounts. If requests for payment restructuring or rescheduling are granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, and the terms of any revised payment schedules may be unfavorable or such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases and we may be unable to repossess our aircraft on a timely basis. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly at favorable rates, or at all.
The terms and conditions of payment restructurings or reschedulings, particularly involving lessees where we have significant exposure, may adversely affect our cash flows.
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
Through our lessees and the countries in which they operate, we are exposed to the specific conditions and associated risks of those particular jurisdictions. An adverse economic or political event in any region or country in which our lessees or our aircraft are concentrated could affect the ability of our lessees to meet their obligations to us or expose us to various legal or political risks associated with the affected jurisdictions, all of which could have a material and adverse effect on our financial results.
Many of our lessees operate in emerging markets and we are indirectly subject to the economic and political risks associated with such markets.
Emerging markets may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of these events may adversely affect our ownership interest in an aircraft or the ability of our lessees to meet their lease obligations. For the year ended February 28, 2022, 49 of our lessees, which operated 121 aircraft and generated 60% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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
•governmental regulation, tariffs and other restrictions, such as sanctions, on trade or the leasing of aircraft;
•climate change initiatives, technological change, aircraft noise and emissions regulations, aircraft age limits and other factors leading to reduced demand for, early retirement or obsolescence of aircraft models;
•outbreaks of communicable diseases and natural disasters;
•reintroduction into service of aircraft previously grounded or in storage; and
•airport and air traffic control infrastructure constraints.
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
Climate change may have a long-term impact on our business.
There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, all have the potential to disrupt our business and operations. Various countries, including the United States and the European Union, have announced sustainability initiatives that, among other things, aim to reduce carbon emissions, explore sustainable aviation fuels and establish sustainability measures and targets. Climate and environmental objectives may impact the types of aircraft we target for investment and the demand for certain aircraft and engine types, and could result in a significant increase in our costs and expenses and adversely affect future revenue, cash flows and financial performance. Failure to address climate change could result in greater exposure to economic and other risks and impact our ability to adhere to developing climate goals.
The advent of superior aircraft technology and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Airbus A220 and re-engined models of the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft generally delivers improved fuel consumption and reduced noise and emissions with lower operating costs compared to prior-technology aircraft. The Boeing 787 and 737 MAX and the Airbus A350, A320neo and A220 are all currently in production. The Boeing 777X is expected to enter service in 2023. The Commercial Aircraft Corporation of China Ltd. is developing aircraft models that will compete with the Airbus A320 family aircraft, the Boeing 737 and the Embraer E-Jet. The introduction of these new models and the potential resulting overcapacity in aircraft supply, could adversely affect the residual values and the lease rates for our aircraft, our ability to lease or sell our aircraft on favorable terms, or at all.
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
Recent actions taken by various organizations continue to prioritize the UNFCCC’s overall initiatives. In October 2021, IATA announced its Fly Net Zero commitment to achieve net zero carbon by 2050. This commitment was echoed by the U.S. Aviation Climate Action Plan, released November 2021. In February 2022, a collective of airlines, airports, and aviation manufacturers operating in the E.U., U.K., and EFTA unveiled the flagship sustainability measure, Destination 2050.
The E.U. Taxonomy is a green classification system that translates the E.U.’s climate and environmental objectives into criteria for specific economic activities for investment purposes. In addition, the E.U. Taxonomy can be used by organizations to plan their climate and environmental transition and raise finance for this transition. While the E.U. Taxonomy is not a mandatory list of economic activities for investors to invest in, it is expected to act as an enabler of change and encourage a transition towards the E.U.’s climate and environmental objectives.

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
Under our leases, the lessee is responsible for maintaining the aircraft and complying with all governmental requirements applicable to the lessee and the aircraft, including, operational, maintenance, and registration requirements and airworthiness directives, although in certain cases we may agree to share certain of these costs. Failure of a lessee to perform required aircraft maintenance or required airworthiness directives could result in a decrease in value of such aircraft, an adverse effect on our ability to lease the aircraft at favorable rates or at all, or a potential grounding of such aircraft, and will likely require us to incur increased maintenance and modification costs upon the expiration or earlier termination of the applicable lease, which could be substantial, to restore such aircraft to an acceptable condition. If any of our aircraft are not subject to a lease, we would be required to bear the entire cost of maintaining that aircraft and performing any required airworthiness directives.
Many of our leases provide that the lessee is required to make periodic payments to us during the lease term to provide reserves for major maintenance events. In these leases there is an associated liability for us to reimburse the lessee after such maintenance is performed. A substantial number of our leases do not provide for any periodic maintenance reserve payments to be made to us. Typically, these lessees are required to make payments at the end of the lease term. However, in the event such lessees default, the value of the aircraft could be negatively affected by the maintenance condition and we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without having received compensating maintenance payments from these lessees.
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
Lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are required to maintain public liability, property damage and hull all risk and hull war risk insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. Following the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. Aviation insurers may take similar actions in response to the potential losses arising from aircraft not being returned from Russia as a result of sanctions. As a result, the amount of such third-party war risk and terrorism liability insurance that is commercially available at any time may be below the amount stipulated in our leases.
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
Risks Related to Our Operations
The COVID-19 pandemic has significantly impacted our results of operations and may continue to have an adverse impact on our business.
The COVID-19 pandemic and related mitigation efforts have had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While there have been improvements in many markets, particularly in terms of domestic travel, according to IATA, as of February 2022, air travel was still down to approximately 55% compared to normal levels. A full recovery to pre-pandemic levels is not expected for several years and will depend on the effectiveness of vaccinations efforts and the continued easing of travel restrictions, among other things. While the extent and duration of the impact of the COVID-19 pandemic remain unknown, we continue to believe long-term demand for air travel will return to historical trends over time.
Even as the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, and request concessions from lessors, and in certain cases, seek judicial protection. If air traffic remains depressed and our customers are unable to obtain sufficient funds from private, governmental or other sources, we may need to grant additional deferrals to certain customers or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
While we continued to receive requests from our customers for lease concessions, such as deferrals of lease payments or broader lease restructurings, the number of requests for such concessions during the year ended February 28, 2022 has declined compared to 2021. As of February 28, 2022, we had deferred rent receivables of $55,478 related to nine customers that were included in other assets. Approximately 93% of these deferrals have been agreed to as part of broader lease restructurings, which generally include term extensions, better security packages, or other valuable considerations in exchange for short-term economic concessions. The outstanding deferred rent receivables are scheduled to be repaid, on average, within the next seven years.
As of April 25, 2022, four of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease eighteen aircraft, which comprise 12% of Net Book Value and 9% of our lease rental revenue as of and for the year ended February 28, 2022. One of these customers is LATAM, our second largest customer, which represents 7% of our Net Book Value and 8% of our lease rental revenue as of and for the year ended February 28, 2022. We are actively engaged in these judicial proceedings to protect our economic interests. However, the outcome of these proceedings is uncertain and could result in these customers grounding our aircraft, negotiating reductions in aircraft lease rentals, rejecting the leases or taking other actions that could adversely impact us or the value of our aircraft. As a result of these proceedings, the recognition of lease rental revenue for certain customers may be done on a cash basis of accounting rather than the accrual method depending on the customers lease security arrangements.
We believe that our platform, personnel, and long-standing business strategy of maintaining conservative leverage, limiting long-term financial commitments, and focusing our portfolio on more liquid narrow-body aircraft have enabled and will enable us to manage through the COVID-19 crisis. While we cannot currently reasonably estimate the extent to which the COVID-19 pandemic will impact our business, we expect our business, results of operations and financial condition will continue to be negatively impacted in the near term.
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
We bear the risk of re-leasing or selling our aircraft in order to continue to generate cash flows. Only a portion of an aircraft’s value is covered by contractual cash flows from leases, so we are exposed to the risk that the residual value will not be sufficient to permit us to fully recover our investment and that we may have to record impairment charges. In certain cases we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk.
Other factors that may affect our ability to fully realize our investment in our aircraft and that may increase the likelihood of impairment charges include credit deterioration of a lessee, higher fuel prices which may reduce demand for older, less fuel-efficient aircraft, additional environmental regulations, age restrictions, customer preferences and other factors that may effectively shorten the useful life of older aircraft.
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
As of February 28, 2022, our total indebtedness was $4.5 billion, representing 71.2% of our total capitalization. Aircastle Limited is either the principal obligor or has guaranteed most of this indebtedness, and we are responsible on a full recourse basis for timely payment when due and compliance with covenants under the related debt documentation. We may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors. Our indebtedness subjects us to certain risks, including:
•16.3% of our Net Book Value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of certain aircraft, in part, to repay amounts outstanding under such indebtedness;
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
We primarily finance our business through the issuance of Senior Notes. As our Senior Notes mature, we will be required to repay them by issuing new Senior Notes, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.
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
The international nature of our business exposes us to trade and economic sanctions and other restrictions imposed by the U.S. and other governments. The U.S. Departments of Justice, Commerce and Treasury, as well as other agencies and authorities have a broad range of civil and criminal penalties, they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act (“FCPA”), and other federal statutes, sanctions and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Increasingly, similar or more restrictive foreign laws, rules and regulations, including the U.K. Bribery Act (“UKBA”), and European laws and regulations may also apply to us. By virtue of these laws and regulations, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws, and we expect the relevant agencies to continue to increase these activities.
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
The General Data Protection Regulation (“GDPR”) requires us to protect certain personal data of E.U. citizens. While we have implemented processes and controls to comply with GDPR requirements, the manner in which the E.U. will interpret and enforce certain provisions remains unclear and we could incur significant fines of up to 4% of worldwide revenue, individual damages and reputational risks if the E.U. determines that our controls and processes are ineffective and we have failed to adequately comply with the requirements.
We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers, suppliers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including malware, ransomware, security breaches, cyber-attacks, employee error and defects in design. There may be an elevated risk of cyber-attacks by Russia tin response to economic sanctions imposed by the U.S., the E.U., the U.K. and other countries resulting from the Russian invasion of Ukraine. Damage, disruption, or failure of information technology systems may result in interruptions to our operations or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks that could lead to the payment of fraudulent claims, loss of sensitive information, including our own proprietary information or that of our customers, suppliers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.
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
Bermuda Economic Substance Act 2018.
Pursuant to the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force in January 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (“non-resident entity”) that carries on as a business any one or more of the “relevant activities” referred to in the ESA must comply with economic substance requirements. The ESA may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain adequate physical presence in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes, among other things, carrying on any one or more of: insurance, financing and leasing (which excludes operating leases), headquarters, intellectual property and holding entities.
Entities subject to the economic substance requirements are required to evidence their compliance and file an economic substance declaration with the Registrar of Companies in Bermuda on an annual basis.
Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties, a restriction of its business activities, automatic reporting by the Bermuda authorities to the competent authorities in the European Union or other jurisdiction of the entity’s beneficial owners, on an entity’s non-compliance or being struck-of as a registered entity in Bermuda. If any one of the foregoing were to occur it may adversely affect the business operations of the Company or its Bermuda subsidiaries.

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
Certain Aircastle entities are expected to be subject to the income tax laws of Ireland and the United States. In addition, we may be subject to income or other taxes in other jurisdictions by reason of our activities and operations, where our aircraft operate or where the lessees of our aircraft (or others in possession of our aircraft) are located. Although we have adopted operating procedures to reduce the exposure to such taxation, we may be subject to such taxes in the future and such taxes may be substantial. In addition, if we do not follow separate operating guidelines relating to managing a portion of our aircraft portfolio through offices in Ireland and Singapore, income from aircraft not owned in such jurisdictions would be subject to local tax. Changes in tax law could impose withholding taxes on lease payments during the term of a lease. Our leases typically require our lessees to indemnify us in respect of taxes, but some leases may not require such indemnification, or a lessee may fail to make such indemnification payment. The imposition of such taxes could adversely affect our business.
The introduction of Base Erosion and Profit Shifting by the Organization for Economic Cooperation and Development may impact our effective tax rate in future periods.
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
The introduction of the OECD Action Plan on BEPS to address the tax challenges of the digitalization of the economy and the impact it may have, if any, on our effective tax rate in future periods.
In January 2019, the OECD announced a new program of work (referred to as “BEPS 2.0”) with a view to creating an international consensus on new rules governing international taxation, particularly for businesses with valuable intangible assets. The stated aim is to move beyond the arm’s length principle and the scope of current taxing rights are limited to businesses with a physical presence in a country. The new rules, if adopted, would readjust the balance of taxing rights and multinational companies (“MNC”) profit allocation between jurisdictions where MNC assets are owned and the markets where users and consumers are based.
BEPS 2.0 proposes to address this reform through two main pillars of work that are interlinked:
•Pillar 1 - Arriving at a new basis for taxing profits of multinational enterprises (“MNEs”) with global turnover above 20 billion euros and profitability above 10% through the allocation of an amount of taxable profits to market jurisdictions in which those MNEs operate.
•Pillar 2 - Strengthening taxing rights to preserve the tax base and counteract profit shifting to jurisdictions with nil or low effective tax rates, including through the implementation of a global minimum tax rate of 15%.
On October 12, 2020, OECD published Blueprints for Pillar 1 and Pillar 2, together with accompanying documentation including an impact assessment.
On October 7, 2021, Ireland announced it was signing on to the OECD BEPS 2.0 plan. Under this plan, Ireland will increase its corporation tax rate to achieve a 15% effective rate for multinational groups within the scope of Pillar 2. Ireland also agreed to Pillar 1 proposals that reallocate taxing rights to market jurisdictions for in scope multinational groups. These changes are expected to take effect in 2023. The timing of the implementation of the Pillar 1 and Pillar 2 rules will depend on the publication of an E.U. Directive that will ensure consistent implementation of the rules across the E.U.
On March 12, 2022, the E.U. released the latest draft of the E.U. Directive to implement the OECD Pillar 2 model rules in the E.U. This draft includes a proposal to defer the transposition deadline to December 31, 2023 with the rules to become effective for fiscal years beginning as from this same date and an option for Member States to defer the application of the Income and Inclusion Rule and the Undertaxed Profit Rule (“UTPR”) even further provided that they host fewer than ten Ultimate Parent Entities of in-scope groups. The compromise text also proposes that the implementation of UTPR would be deferred so as to apply in respect of fiscal years beginning from December 31, 2024.
Given that the OECD and the E.U. are still developing their plans under BEPS 2.0 and the scope of many unilateral measures remain unclear, it is unclear what impact the eventual implementation of these plans will have on our business.
The E.U. Anti-tax Avoidance proposals may impact our effective rate of tax in future periods.
The Council of the E.U. has implemented the E.U. Anti-Tax Avoidance Directives (“E.U. ATAD”) and the amending Directive (“E.U. ATAD 2”). These Directives seek to oblige all E.U. member states to introduce a number of anti-tax avoidance measures.
Most of the measures were implemented with effect from January 2019, though certain measures may be deferred to 2024. The E.U. ATAD contemplates the introduction of a restriction on the deductibility of interest, measures in respect of certain hybrid transactions and instruments, an exit charge, a switch over rule, controlled foreign company rules as well as a general anti-avoidance rule.
The Irish Finance Bill published on October 21, 2021 included draft legislation to enact the interest limitation measures prescribed by ATAD. The implementation date for the new law was January 1, 2022. Based on the final legislation in Finance Act 2021 signed into law on December 21, 2021, the interest limitation rule will apply to limit the deductibility of a company’s exceeding borrowing costs (i.e. its interest (and equivalent) borrowing costs as reduced by its interest (and equivalent) income) to 30% of tax adjusted EBITDA. Importantly for companies carrying on a leasing trade, a portion of their operating lease income and expense will be treated as equivalent to interest for the purposes of the test. The legislation was finalized on December 21, 2021; however, Irish Revenue guidance remains outstanding and may not be issued until later in 2022. It is therefore difficult to fully and definitively conclude on the potential impact of the interest limitation rule on Aircastle and its Irish subsidiaries.
The impact of the other measures in respect of certain hybrid transactions and instruments, an exit charge, a switch over rule, controlled foreign company rules as well as a general anti-avoidance rule will depend on the exact scope of these measures. The impact on the Company’s tax position (if any), will depend on the implementation of these measures in Ireland and other E.U. jurisdictions where we have operations.
The E.U. Unshell Proposal may result in additional reporting and disclosure obligations for us.
On December 22, 2021, the European Commission issued a proposal for a Council Directive to issue rules to prevent the misuse of shell entities for tax purposes within the E.U. (the “Unshell Proposal”). While the Unshell Proposal

is expected to be adopted and published into E.U. Member States’ national laws by June 30, 2023, and to come into effect as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. The proposal could result in additional reporting and disclosure obligations for Aircastle.
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
Set forth below is information pertaining to our executive officers who held office as of April 25, 2022:
Michael Inglese, 61, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Aaron Dahlke, 53, became our Chief Financial Officer in June 2017. Prior to that, he was our Chief Accounting Officer from June 2005. Prior to joining the Company, Mr. Dahlke was Vice President and Controller of Boullioun Aviation Services Inc. from January 2003 to May 2005. Prior to Boullioun, Mr. Dahlke was at ImageX.com, Inc. and Ernst & Young LLP. He received a BS in Accounting from California State University, San Bernardino. He is a Certified Public Accountant.
Douglas C. Winter, 58, became our Chief Commercial Officer in April 2019. Prior to joining Aircastle, Mr. Winter was Vice Chairman of Amedeo, a leading aircraft asset manager, from July 2018 to March 2019, as well as Chief Executive Officer and member of the Board of Managers at Voyager Aviation (“Voyager”) from October 2017 to March 2019. Prior to this, he served as President and Chief Commercial Officer at Voyager from September 2015 to September 2017. Mr. Winter joined Voyager in June 2015 as Chief Commercial Officer. Previously, Mr. Winter was an advisor to GE Capital Aviation Services and Chief Executive Officer of Octagon Aviation from June 2013 to May 2015 and, before this, he served as Head of Global Sales at AWAS in Dublin, Ireland from December 2010 to May 2013. Mr. Winter has over twenty years of experience in commercial aviation, having started his career with McDonnell Douglas in 1985, and he holds a BS in Business from Indiana University.
Christopher L. Beers, 57, is our Chief Legal Officer & Secretary and became our General Counsel in November 2014. Prior to joining the Company, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a BS in Economics from Arizona State University and a JD from Pace Law School.
Joseph Schreiner, 64, became our Chief Technical Officer in March 2020. Mr. Schreiner was previously our Executive Vice President, Technical from October 2004 to March 2020. Prior to joining the Company, Mr. Schreiner oversaw the technical department at AAR Corp, a provider of products and services to the aviation and defense industries from 1998 to 2004 where he managed aircraft and engine evaluations and inspections, aircraft lease transitions, reconfiguration and heavy maintenance. Prior to AAR, Mr. Schreiner spent nineteen years at Boeing (McDonnell-Douglas) in various technical management positions. Mr. Schreiner received a BS from the University of Illinois and an MBA from Pepperdine University.
Roy Chandran, 58, became our Chief Strategy Officer in March 2020. Mr. Chandran was previously our Executive Vice President, Corporate Finance and Strategy from June 2017 to March 2020. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997.  Mr. Chandran is responsible for all of the Company’s fund raising activities and strategy and has extensive experience in U.S. and international capital markets.  Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region.  Mr. Chandran holds a BS in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
Dane Silverman, 35, became our Chief Accounting Officer in July 2021. He was previously our Vice President, Controller from September 2018. Prior to joining Aircastle, Mr. Silverman held Controller and Assistant Controller roles at Voyager Aviation from May 2016. Prior to this, he was a Senior Manager in KPMG LLP’s audit practice. He received a BS in Accounting from Marist College and is a CPA.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 6. [RESERVED]
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of February 28, 2022, we owned and managed on behalf of our joint venture 260 aircraft leased to 81 lessees located in 45 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of February 28, 2022, the Net Book Value of our flight equipment was $6.5 billion. Our revenues, net loss and Adjusted EBITDA were $769.8 million, $278.2 million, and $752.3 million for the year ended February 28, 2022, and $832.3 million, $333.2 million and $774.4 million for the year ended February 28, 2021.
Acquisitions and Sales
During the year ended February 28, 2022, we acquired eighteen aircraft for $763.3 million. As of February 28, 2022, we had commitments to acquire 23 aircraft for $819.3 million, with delivery between the first quarter of 2022 and the fourth quarter of 2024, which include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of April 25, 2022, we have acquired one additional aircraft and have commitments to acquire 23 aircraft for $842.3 million.
During the year ended February 28, 2022, we sold fifteen aircraft and other flight equipment for net proceeds of $210.7 million and recognized a net gain on sale of $26.0 million. As of April 25, 2022, we have sold two additional aircraft.

The following table sets forth certain information with respect to the aircraft owned and managed on behalf of our joint ventures by us as of February 28, 2022 and 2021, and February 29, 2020:
AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)

Owned Aircraft	As of February 28, 2022(1)	As of February 28, 2021(1)
Net Book Value of Flight Equipment	$6,464	$6,688
Net Book Value of Unencumbered Flight Equipment	$5,352	$5,432
Number of Aircraft	251	252
Number of Unencumbered Aircraft	219	219
Number of Lessees	81	75
Number of Countries	45	43
Weighted Average Age (years)(2)	10.2	10.6
Weighted Average Remaining Lease Term (years)(2)	4.9	4.2
Weighted Average Fleet Utilization during the Fourth Quarter(3)	95.6%	93.7%
Weighted Average Fleet Utilization for the Year Ended(3)	94.2%	94.5%
Portfolio Yield for the Fourth Quarter(4)	10.4%	8.5%
Portfolio Yield for the Year Ended(4)	9.1%	9.2%

Managed Aircraft on behalf of Joint Venture
Flight Equipment	$298	$312
Number of Aircraft	9	9
____________
(1)Calculated using Net Book Value at period end.
(2)Weighted by Net Book Value.
(3)Aircraft on lease as a percentage of total days in period weighted by net book value.
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

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of February 28, 2022			Owned Aircraft as of February 28, 2021
	Number of Aircraft		% of Net Book Value(1)	Number of Aircraft		% of Net Book Value(1)
Aircraft Type
Passenger:
Narrow-body - new technology(2)	27		19%	13		9%
Narrow-body - current technology	198		63%	213		69%
Wide-body	22		16%	22		18%
Total Passenger	247		98%	248		96%
Freighter	4		2%	4		4%
Total	251		100%	252		100%

Manufacturer
Airbus	164		66%	169		64%
Boeing	77		30%	78		34%
Embraer	10		4%	5		2%
Total	251		100%	252		100%

Regional Diversification
Asia and Pacific	71		32%	79		37%
Europe	98		30%	92		27%
Middle East and Africa	10		4%	11		4%
North America	36		17%	28		12%
South America	25		13%	26		13%
Off-lease	11	(3)	4%	16	(4)	7%
Total	251		100%	252		100%
 _______________
(1)Calculated using Net Book Value at year end.
(2)Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, and Embraer E2 aircraft.
(3)Of the eleven off-lease aircraft at February 28, 2022, we have three wide-body aircraft that we are currently marketing for lease or sale.
(4)Of the sixteen off-lease aircraft at February 28, 2021, we have one wide-body aircraft that we are currently marketing for lease or sale

The top ten customers for aircraft we owned at February 28, 2022 are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	7.7%	India	11
LATAM(1)	7.6%	Chile	13
Lion Air	3.7%	Indonesia	8
Air Canada	3.6%	Canada	5
Iberia	3.5%	Spain	14
American Airlines	3.5%	United States	8
Frontier Airlines	3.1%	United States	4
Aerolineas Argentinas	2.9%	Argentina	5
easyJet	2.9%	United Kingdom	12
Viva Aerobus	2.6%	Mexico	5
Total top ten customers	41.1%		85
All other customers	58.9%		166
Total all customers	100.0%		251

(1)LATAM filed for Chapter 11 in May 2020. We have signed restructured leases for all thirteen of the LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we raised $2.1 billion in equity capital from private and public investors. We also obtained $18.9 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

Comparison of the year ended February 28, 2022 to the year ended February 28, 2021:

	Year Ended February 28,
	2022	2021
	(Dollars in thousands)
Revenues:
Lease rental revenue	$595,236	$611,421
Direct financing and sales-type lease revenue	10,733	18,215
Amortization of lease premiums, discounts and incentives	(20,190)	(22,842)
Maintenance revenue	152,030	172,668
Total lease revenue	737,809	779,462
Gain on sale of flight equipment	26,001	33,536
Other revenue	5,977	19,290
Total revenues	769,787	832,288
Operating expenses:
Depreciation	337,528	347,517
Interest, net	214,352	235,338
Selling, general and administrative	66,338	88,413
Provision for credit losses	930	5,258
Impairment of flight equipment	452,250	425,579
Maintenance and other costs	31,166	20,005
Total operating expenses	1,102,564	1,122,110

Other income (expense):
Loss on extinguishment of debt	(14,156)	(2,640)
Merger expenses	—	(32,605)
Other	57,682	(191)
Total other income (expense):	43,526	(35,436)

Loss from continuing operations before income taxes	(289,251)	(325,258)
Income tax provision (benefit)	(7,998)	10,236
Earnings of unconsolidated equity method investment, net of tax	3,044	2,326

Net loss	$(278,209)	$(333,168)
Revenues:
Total revenues decreased $62.5 million for the year ended February 28, 2022 as compared to the year ended February 28, 2021.
Lease rental revenue decreased $16.2 million as a result of:
•a $26.7 million decrease related to the sale of eighteen aircraft since March 1, 2020;
•a $22.0 million decrease due to early lease terminations and the recognition of lease rental revenue for certain customers using a cash basis of accounting rather than an accrual method – see Note 1 in the Notes to the Consolidated Financial Statements regarding our lease revenue recognition policy; and
•a $14.6 million decrease due to lease extensions, amendments, transitions, and other changes.
These decreases were partially offset by the following:
•a $29.0 million increase in revenue related to 23 aircraft purchased since March 1, 2020; and

•an $18.1 million increase related to lease rentals received in advance that were recognized into revenue for our Russian lessees resulting from sanctions requiring the termination of leasing activities in Russia – see Note 2 in the Notes to the Consolidated Financial Statements.
Direct financing and sales-type lease revenue decreased $7.5 million as a result of:
•$4.0 million related to the reclassification of seven aircraft to operating leases; and
•$3.3 million related to the early lease terminations of eight aircraft and sales of six aircraft since March 1, 2020.
Amortization of lease premiums, discounts and incentives.

	Year Ended February 28,
	2022	2021
	(Dollars in thousands)
Amortization of lease premiums	$(14,758)	$(15,652)
Amortization of lease discounts	815	1,070
Amortization of lease incentives	(6,247)	(8,260)

Amortization of lease premiums, discounts and incentives	$(20,190)	$(22,842)
The amortization of lease incentives decreased $2.0 million for the year ended February 28, 2022 primarily attributable to a $5.7 million write-off of lease incentive liabilities for our Russian lessees resulting from sanctions requiring the termination of leasing activities in Russia – see Note 2 in the Notes to the Consolidated Financial Statements. This was partially offset by an increase of amortization due to the transition of aircraft to new lessees.
Maintenance revenue. For the year ended February 28, 2022, we recorded $152.0 million of maintenance revenue, partially comprised of $59.9 million related to the early lease terminations of seven narrow-body and two wide-body aircraft and $28.6 million related to the scheduled lease expirations of eight narrow-body aircraft. In addition, we recorded $61.6 million of maintenance revenue related to nine narrow-body and one wide-body aircraft with Russian lessees, resulting from sanctions requiring the termination of leasing activities in Russia. For the year ended February 28, 2021, we recorded $172.7 million of maintenance revenue, comprised primarily of $95.0 million related to the early lease terminations of seventeen narrow-body and one wide-body aircraft, as well as $57.3 million related to the scheduled lease expirations of ten narrow-body and one wide-body aircraft. In addition, we recorded $16.3 million of maintenance revenue related to three wide-body aircraft for which the customers are subject to judicial insolvency proceedings or similar protection.
Gain on sale of flight equipment decreased $7.5 million to $26.0 million for the year ended February 28, 2022 as compared to $33.5 million for the year ended February 28, 2021. During the year ended February 28, 2022, we sold fifteen aircraft as compared to the sale of twelve aircraft during the year ended February 28, 2021. Gain on sale for the year ended February 28, 2021, included the receipt of insurance proceeds for one aircraft that was disposed.
Other revenue was $6.0 million and $19.3 million for the years ended February 28, 2022 and 2021, respectively, which primarily comprised of lease termination fees and security deposits recognized into revenue related to early lease terminations.
Operating Expenses:
Total operating expenses increased $19.5 million for the year ended February 28, 2022 as compared to the year ended February 28, 2021:
Depreciation expense decreased $10.0 million primarily attributable to $23.1 million resulting from nineteen aircraft sold since March 1, 2020 and lower depreciation related to aircraft subject to aircraft impairments. This was partially offset by an increase of $13.2 million related to 21 aircraft purchased since March 1, 2020.

Interest, net consisted of the following:

	Year Ended February 28,
	2022	2021
	(Dollars in thousands)
Interest on borrowings and other liabilities	$200,220	$221,246
Amortization of deferred financing fees and debt discount	16,267	14,791
Interest expense	216,487	236,037
Less: Interest income	(1,209)	(523)
Less: Capitalized interest	(926)	(176)

Interest, net	$214,352	$235,338

Interest, net decreased $21.0 million due to lower weighted average debt outstanding by $383.2 million and a lower average cost of borrowing.
Selling, general and administrative expenses decreased $22.1 million primarily attributable to a decrease in share-based compensation expense of $28.0 million as a result of the completion of the Merger, partially offset by an increase in personnel costs.
Provision for credit losses decreased $4.3 million for the year ended February 28, 2022, as compared to the year ended February 28, 2021. The year ended February 28, 2021 included a higher provision for credit losses resulting from changes in estimates of lessee default probabilities and loss given default percentages for certain customers.
Impairment of aircraft. We recorded impairment charges of $452.3 million for the year ended February 28, 2022, of which $449.0 million were transactional impairments, primarily related to sixteen narrow-body, two wide-body and two freighter aircraft. The Company recognized $147.8 million of lease rentals received in advance, maintenance, and security deposits into revenue for these twenty aircraft during the year ended February 28, 2022. The impairment charges, in part, resulted from early lease terminations, scheduled lease expirations and lessee defaults. Of the total impairment charges, $341.3 million related to thirteen aircraft that were with Russian and Ukrainian lessees, resulting from the Russian invasion of Ukraine and related sanctions placed on Russia during the fourth quarter of 2021. The Company recognized $89.4 million of lease rentals received in advance, maintenance, security deposits and other revenue for these thirteen aircraft During the year ended February 28, 2021, we recorded impairment charges of $425.6 million, which primarily related to seventeen narrow-body and eight wide-body aircraft. The Company recognized $157.0 million of maintenance and security deposits into revenue related to these 25 aircraft during the year ended February 28, 2021. See “Aircraft Valuation” below for a detailed discussion of impairment charges related to certain aircraft.
Maintenance and other costs were $31.2 million for the year ended February 28, 2022, an increase of $11.2 million as compared to the year ended February 28, 2021. The increase is primarily attributable to aircraft that have transitioned or will transition to new lessees as a result of lease terminations or scheduled lease expirations.
Other Income (Expense):
Total other income (expense) increased by $79.0 million for the year ended February 28, 2022 as compared to the year ended February 28, 2021. During the year ended February 28, 2022, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to the LATAM Bankruptcy into Other income (expense). This was partially offset by a $14.2 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022. The year ended February 28, 2021 included $32.6 million of legal and banking costs related to the Merger. Additionally, we recognized loss on extinguishment of debt of $2.6 million related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.125% Senior Notes due 2021 and early repayment of secured debt obligations for three wide-body aircraft.

Income Tax Provision (Benefit):
Our income tax benefit was $8.0 million for the year ended February 28, 2022 as compared to an income tax provision of $10.2 million for the year ended February 28, 2021. The decrease in our income tax provision of $18.2 million was primarily attributable to changes in the mix of pre-tax book loss in Bermuda, Ireland, and the United States. The year ended February 28, 2022 included certain net non-cash impairment charges of $158.4 million that were recorded in Ireland, resulting in a $19.8 million decrease in our tax provision. The year ended February 28, 2021 included discrete items related to stock compensation and the impact of the CARES Act.
Aircraft Valuation
Impairment of Flight Equipment
Excluding impairment charges resulting from the Russian invasion of Ukraine, during the year ended February 28, 2022, the Company recorded impairment charges totaling $110.9 million, of which $107.7 million were transactional impairments. These impairments primarily related to six narrow-body and one wide-body aircraft, and resulted from early lease terminations, a scheduled lease expiration, and a lessee default. The Company recognized $61.4 million of maintenance revenue for these seven aircraft.
During the year ended February 28, 2022, the Company recorded impairment charges totaling $341.3 million related to ten narrow-body, one wide-body, and two freighter aircraft that were leased to Russian and Ukrainian airlines. The Company recognized $89.4 million of lease rentals received in advance, maintenance, security deposits and other revenue for these thirteen aircraft. These impairment charges resulted from the Russian invasion of Ukraine and related sanctions placed on Russia during the fourth quarter of 2021, which required the termination of aircraft leasing activities in Russia, as well as our consideration of the likelihood of successfully repossessing our aircraft including the related technical records and documentation.
During the year ended February 28, 2021, the Company recorded impairment charges totaling $425.6 million, of which $378.2 million were transactional impairments, which primarily related to seventeen narrow-body and eight wide-body aircraft. The Company recognized $157.0 million of maintenance revenue and security deposits into revenue related to these 25 aircraft during the year ended February 28, 2021. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults and/or judicial insolvency proceedings, or as a result of our annual recoverability assessment.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of 2021. No impairments were recorded as a result of our annual recoverability assessment.
Although we have completed our annual recoverability assessment, we will continue to closely monitor the impacts of COVID-19 and the Russian invasion of Ukraine on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have focused and will focus on our customers that have been significantly impacted by the above crises, entered judicial insolvency proceedings, and any additional customers that may become subject to similar-type proceedings, as well as aircraft with near-term lease expirations and certain aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
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

Comparison of the year ended February 28, 2021, to the year ended December 31, 2019:
We have omitted discussion of the above two periods covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, filed with the SEC on April 21, 2021. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended February 28, 2021 to the year ended December 31, 2019.

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
Lease Incentives and Amortization
Many of our leases contain provisions that may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are re-evaluated annually.
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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 3 in the Notes to the Consolidated Financial Statements.
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors such as the location of the aircraft and accessibility to records and technical documentation.
We continue to closely monitor the impact of COVID-19 and the Russian invasion of Ukraine on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have been significantly impacted by the above crises, entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
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
The net investment in leases is recorded in the consolidated financial statements net of an allowance for credit losses. The allowance for credit losses is recorded upon the initial recognition of the net investment in the lease based on the Company’s estimate of expected credit losses over the lease term. The allowance reflects the Company’s estimate of lessee default probabilities and loss given default percentages. When determining the credit loss allowance, we consider relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the net investment in the lease. The allowance also considers potential losses due to non-credit risk related to unguaranteed residual values. A provision for credit losses is recorded as a component of operating expenses in our Consolidated Statements of Income (Loss) to adjust the allowance for changes to management’s estimate of expected credit losses.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 in the Notes to the Consolidated Financial Statements below.
RECENTLY PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1 in the Notes to the Consolidated Financial Statements below.
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
During the year ended February 28, 2022, we met our liquidity and capital resource needs with $372.9 million of cash flow from operations, $210.7 million of cash from the sale of aircraft and other flight equipment, and $393.0 million in net proceeds from our preference share issuance.

As of February 28, 2022, the weighted average maturity of our secured and unsecured debt financings was 3.1 years and we are in compliance with all applicable covenants in our financings. We have also determined that as of February 28, 2022, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
Even as the airline industry begins to recover from the COVID-19 pandemic, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. While we continued to receive requests from our customers for lease concessions, such as deferral of lease payments or broader lease restructurings, the number of requests for such concessions during the year ended February 28, 2022 has declined compared to 2021. As of February 28, 2022, we had deferred rent receivables of $55.5 million with nine customers that are scheduled to be repaid, on average, within the next seven years – see Note 2 in the Notes to the Consolidated Financial Statements for additional information. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide further deferrals to certain customers to extend the deferrals we have previously granted. We may ultimately be unable to collect all the amounts we have deferred.
As of February 28, 2022, we hold $69.2 million in security deposits, $459.7 million in maintenance payments and $142.4 million in letters of credit from our lessees. Approximately $49.5 million of our letters of credit are with our Russian lessees, of which we have initiated draws for and received cash of $$25.4 million subsequent to February 28, 2022.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of April 1, 2022, total liquidity of $2.1 billion includes $1.4 billion of undrawn credit facilities, $0.2 billion of unrestricted cash, $0.1 billion of contracted asset sales and $0.4 billion of projected adjusted operating cash flows through April 1, 2023. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, secured borrowings for aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Year Ended February 28,
	2022	2021
	(Dollars in thousands)
Net cash flow provided by operating activities	$372,865	$175,022
Net cash flow (used in) provided by investing activities	(586,500)	21,472
Net cash flow (used in) provided by financing activities	(196,281)	212,667
Operating Activities:
The COVID-19 pandemic and related mitigation efforts has severely impacted the demand for air travel, which has negatively impacted our customers’ financial performance. While we continued to receive requests from our customers for lease concessions, such as deferrals of lease payments or broader lease restructurings, the number of requests for such concessions during the year ended February 28, 2022 has declined compared to 2021. Our cash flow from operating activities for the year ended February 28, 2022 includes the repayment of certain lease deferrals granted during 2020 at the onset of the pandemic. Even as the airline industry begin to recover, we expect that our collections will remain under pressure due to the impact of COVID.
Cash flow provided by operating activities was $372.9 million for the year ended February 28, 2022 compared to $175.0 million for the year ended February 28, 2021. The increase of $197.8 million was primarily attributable to:
•a $110.6 million decrease in accounts receivable and other assets, primarily due to an increase in customer collections, including the repayment of existing lease deferrals and a reduction in the requests for new deferrals as compared to the year ended February 28, 2021;
•a $55.2 million increase in cash resulting from the sale of unsecured claims related to the LATAM Bankruptcy – see Note 2 in the Notes to the Consolidated Financial Statements;
•a $32.6 million increase in cash as the year ended February 28, 2021 included banking and legal costs resulting from the Merger; and
•a $30.2 million increase as the year ended February 28, 2021 included advance lease rentals recognized into revenue primarily due to lease terminations.
Investing Activities:
Cash flow used in investing activities was $586.5 million for the year ended February 28, 2022 as compared to cash flow provided by investing activities of $21.5 million for the year ended February 28, 2021. The net increase in cash flow used in investing activities of $608.0 million for the year ended February 28, 2022 was primarily a result of a $649.8 million increase in the acquisition and improvement of flight equipment.
These outflows were partially offset by a $30.4 million increase in proceeds from the sale of flight equipment and a $12.8 million decrease in aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits.
Financing Activities:
Cash flow used in financing activities was $196.3 million for the year ended February 28, 2022 as compared to cash flow provided by financing activities of $212.7 million for the year ended February 28, 2021. The net increase in cash flow used in financing activities of $408.9 million for the year ended February 28, 2022 was primarily attributable to an $862.2 million decrease in proceeds from secured and unsecured debt financings, net of repayments.
These outflows were partially offset by a $393.0 million increase in net proceeds from the issuance of preference shares, a $46.3 million decrease in maintenance and security deposits returned, net of deposits received, and an $18.4 million decrease in dividends paid on common shares as a result of the Merger.
Debt Obligations
For complete information on our debt obligations, please refer to Note 7. Secured and Unsecured Debt Financings in the Notes to Consolidated Financial Statements below.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations decreased to $6.0 billion at February 28, 2022 from $6.8 billion at February 28, 2021, primarily due to the redemption of all of the $500.0 million outstanding aggregate principal amount of our Senior Notes Due 2022.
The following table presents our actual contractual obligations and their payment due dates as of February 28, 2022.

	Payments Due by Period as of February 28, 2022
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2023-2028	$3,700,000	$—	$1,650,000	$1,300,000	$750,000
DBJ Term Loan	155,000	—	155,000	—	—
Revolving Credit Facilities	20,000	—	20,000	—	—
ECA Financings	21,576	7,645	13,931	—	—
Bank Financings	666,258	73,966	514,626	77,666	—
Total principal payments	4,562,834	81,611	2,353,557	1,377,666	750,000
Interest payments on debt obligations(1)	582,080	185,190	273,778	101,737	21,375
Office leases(2)	11,323	1,767	3,435	3,560	2,561
Purchase obligations(3)	819,273	462,452	356,821	—	—
Total	$5,975,510	$731,020	$2,987,591	$1,482,963	$773,936
 _____________
(1)Future interest payments on variable rate, LIBOR-based debt obligations are estimated using the interest rate in effect at February 28, 2022.
(2)Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(3)At February 28, 2022, we had signed purchase agreements to acquire 23 aircraft for $819.3 million. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 25, 2022, we have commitments to acquire 23 aircraft for $842.3 million.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended February 28, 2022 and 2021, and December 31, 2019, we incurred a total of $46.6 million, $26.6 million and $31.8 million, respectively, of capital expenditures (including lease incentives) related to the acquisition and improvement of aircraft.
As of February 28, 2022, the weighted average age (by Net Book Value) of our aircraft was 10.2 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement. These maintenance reserves are paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, such as in the event of a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors — Risks Related to Our Business — Risks related to our leases — If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease.”

Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity are not included in our consolidated balance sheets and we record our net investment under the equity method of accounting. See Note 6 in the Notes to the Consolidated Financial Statements below.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of February 28, 2022, the net book value of its nine aircraft was $298.5 million.
Foreign Currency Risk and Foreign Operations
At February 28, 2022 all our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended February 28, 2022, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated $17.7 million in U.S. dollar equivalents and represented approximately 26.3% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended February 28, 2022 and 2021, and December 31, 2019, we incurred insignificant net gains and losses on foreign currency transactions.
Inflation
Inflation affects our lease rentals, asset values and costs, including operating expenses and maintenance and other costs. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.
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

The table below shows the reconciliation of net income to EBITDA for the year ended February 28, 2022 and 2021, the two months ended February 29, 2020, and for the year ended December 31, 2019, respectively.

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
	(Dollars in thousands)
Net income (loss)	$(278,209)	$(333,168)	$3,659	$156,575
Depreciation	337,528	347,517	59,853	356,021
Amortization of lease premiums, discounts and incentives	20,190	22,842	3,669	22,636
Interest, net	214,352	235,338	41,038	258,070
Income tax provision (benefit)	(7,998)	10,236	1,675	22,667
EBITDA	$285,863	$282,765	$109,894	$815,969

Adjustments:
Impairment of flight equipment	452,250	425,579	62,657	7,404
Equity share of joint venture impairment	—	—	—	2,724
Loss on extinguishment of debt	14,156	2,640	3,955	7,577
Non-cash share-based payment expense	—	28,049	10,678	15,830
Merger related expenses(1)	—	35,165	321	7,886
Loss on mark-to-market of interest rate derivative contracts	—	19	96	4,771
Contract termination expense	—	172	—	—
Adjusted EBITDA	$752,269	$774,389	$187,601	$862,161
______________
(1)Includes $32.6 million in Other income (expense) and $2.6 million in Selling, general and administrative expenses.
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
•the cash portion of income tax provision (benefit) generally represents charges (gains), which may significantly affect our financial results;
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
As of February 28, 2022, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.3 million and $0.7 million, respectively, net of amounts received from our interest rate derivatives, over the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Annual Report, are filed as part of this Annual Report and appear in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2022. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2022.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2022. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 28, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this Annual Report. The identification of our Audit Committee and our Audit Committee financial experts is posted on our website at www.aircastle.com under “ABOUT - COMMITTEE COMPOSITION” . Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers is posted on our website at www.aircastle.com under “CORPORATE GOVERNANCE - GOVERNANCE DOCUMENTS”.
Information about our Directors. The members of the board of directors of the Company (the “Board”) are Douglas A. Hacker, Michael J. Inglese, Taro Kawabe, Takashi Kurihara, Charles W. Pollard, Takayuki Sakakida and Noriyuki Yukawa.

Name	Age
Douglas A. Hacker	66
Michael J. Inglese	61
Taro Kawabe	54
Takashi Kurihara	61
Charles W. Pollard	64
Takayuki Sakakida	50
Noriyuki Yukawa	63
Douglas A. Hacker was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from August 2, 2006 to the consummation of the Merger. Mr. Hacker is currently an independent business executive and formerly served as Executive Vice President, Strategy for UAL Corporation, an airline holding company, and has served in such position from December 2002 to May 2006. Prior to that, Mr. Hacker served with UAL Corporation as President, UAL Loyalty Services from September 2001 to December 2002, and as Executive Vice President and Chief Financial Officer from July 1999 to September 2001. Mr. Hacker served as a director of Travelport from 2016 until May 2019. Mr. Hacker serves as the Co-Chair of a series of open-end investment companies that are part of the Columbia family of mutual funds and as an independent director and Chair of the Board of Directors of SpartanNash Company.
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
Taro Kawabe was appointed to our Board on March 27, 2020 following the consummation of the Merger. Mr. Kawabe is currently an Executive Officer, Chief Operating Officer of the Finance and Leasing Business Division of Marubeni. Previously, he was Senior Operating Officer of the Finance and Leasing Business Division of Marubeni from April 2019 to March 2020. Prior to that, Mr. Kawabe was the General Manager of the Leasing Business Department of Marubeni from April 2016 to March 2019. Mr. Kawabe joined Marubeni in April 1990. Mr. Kawabe received his degree from Waseda University in 1990.
Takashi Kurihara was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from May 2019 to the consummation of the Merger, and was nominated by Marubeni. Mr. Kurihara is the Advisor to the President of Marubeni America Corporation. From January 2017 to March 2019, Mr. Kurihara was a director of the Agricultural Solutions Business Division of Bridgestone. Prior to that,

Mr. Kurihara was Deputy General Manager, Regional Coordination and Administration Department at Marubeni from April 2016 to September 2016. From July 2013, he was Vice President and a Board member of Gavilon Agriculture Investment until April 2015, when Mr. Kurihara became Executive Vice President and a Board member of Gavilon Agriculture Investment. Mr. Kurihara received his MBA at Columbia Business School in New York and his bachelor’s degree of political science at Keio University in Tokyo. Mr. Kurihara has over 30 years of experience at Marubeni including the structured finance for Energy & Chemical plant projects in various countries, the management of the investment decision making process by conducting the analysis and the recommendation to its CEO, various M&A activities including Gavilon and its post-merger integration, and brings to the Board extensive experience in operations, strategic planning and financial matters.
Charles W. Pollard was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from July 6, 2010 to the consummation of the Merger. Mr. Pollard joined Omni Air International, Inc., a passenger charter carrier, in 1997, where he served variously as Managing Director, President and CEO, and Vice Chairman until 2009. Previously, he spent ten years in senior management positions, including President and CEO, at World Airways, Inc. Prior to joining World Airways, Inc., he practiced corporate law at Skadden, Arps, Slate, Meagher & Flom. He currently serves on the board of directors of Allegiant Travel Company.
Takayuki Sakakida was appointed to our Board on March 27, 2020 upon the consummation of the Merger and served on the prior Board of Aircastle Limited from June 9, 2017 to the consummation of the Merger, and was nominated by Marubeni. In December 2020, Mr. Sakakida was appointed as Senior Advisor to the CEO of the Company. In April 2019, Mr. Sakakida was appointed as General Manager, Finance & Leasing Business Dept. – II, Marubeni. In April 2017, Mr. Sakakida was appointed as Vice President and General Manager, Aerospace and Ship Unit, Marubeni America Corporation, which is a subsidiary of Marubeni, a general trading company, engaged as an intermediary, importer/exporter, facilitator or broker in various types of trade between and among business enterprises and countries. In April 2016, Mr. Sakakida was appointed as Assistant General Manager, Aerospace and Defense Systems Department, Marubeni. From April 2015 to April 2016, he served as General Manager, Business Administration Section, Aerospace and Defense Systems Department of Marubeni. From April 2011 to 2015, he seconded to MD Aviation Capital Pte Ltd (Singapore) as Managing Director. Mr. Sakakida has over seventeen years of experience in the aviation industry and brings to the Board extensive experience in operations, strategic planning and financial matters relevant to the aviation industry. He maintains high-level contacts with major manufacturers in the aviation industry as well as Asian airlines which may in the future be customers of the Company.
Noriyuki Yukawa was appointed to our Board on March 27, 2020 following the consummation of the Merger. Mr. Yukawa is currently an Advisor at Mizuho Leasing, and from April 2013 until March 2020, he also held the title of Managing Executive Officer. From April 2017 to March 2020, he led the Aviation, Finance and Real Estate Departments, and from April 2013 to March 2017 he was in charge of Real Estate. Prior to joining Mizuho Leasing in April 2009, Mr. Yukawa had a 28-year career at Mizuho Bank. His roles included General Manager of the M&A Advisory Division, Joint General Manager of the M&A Finance Division, and Deputy General Manager of the Real Estate Finance Division, as well as an Executive Assistant for the Chairman of the Board. Mr. Yukawa received a Master of Comparative Laws from the University of Illinois, College of Law and a Bachelor of Law from the University of Tokyo. Mr. Yukawa is also a member of the Board of Directors of PLM Fleet LLC.
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
In addition, our Board has determined that Mr. Hacker is qualified as an audit committee financial expert, under the SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our 2021 fiscal year began on March 1, 2021 and ended on February 28, 2022. All references herein to a year shall mean our fiscal year unless otherwise noted.
This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and programs. This Compensation Discussion and Analysis focuses on the compensation paid for our 2021 fiscal year to our current Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers, together referred to as our named executive officers (“NEOs”). For 2021, our NEOs were:

Named Executive Officer	Title
Michael J. Inglese	Chief Executive Officer
Aaron A. Dahlke	Chief Financial Officer
Douglas C. Winter	Chief Commercial Officer
Christopher L. Beers	Chief Legal Officer & Secretary
Roy Chandran	Chief Strategy Officer
Pay for Performance Philosophy
We believe executive compensation should be tied to Company performance weighted in favor of long-term performance, and our compensation program for 2021 rewarded executives and employees in two areas:
•Annual Corporate Performance: Achievement of internal corporate financial metrics focused on: (i) profit before tax; (ii) cash flow; (iii) growth through new investments; and (iv) discrete objectives (as described below); and
•Individual Performance: Achievement of individual performance goals set at the beginning of each year.
For 2021, we made an annual incentive compensation award in the form of a cash bonus, the payment of which was based on a mix of corporate performance and individual performance. For more highly compensated employees, including our NEOs, achievement of corporate financial metrics carried a greater weighting relative to individual performance, as illustrated in the table below:

Position	Corporate Performance	Individual Performance
CEO	85%	15%
Other NEOs	80%	20%
2021 Corporate Financial Metrics. We based corporate performance targets on the Company’s business plan and established a performance range for each metric. Results below the low end of each range would yield a minimum contribution of 50% to the Company’s incentive compensation pool for that metric. Conversely, performance above target would result in an enhanced contribution to the Company’s incentive compensation pool, up to a 150% contribution at the upper end of the performance range for each metric. For 2021, we established the following targets, performance ranges and relative weightings for the corporate financial metrics:

Metric	2021 Target (in millions)	Performance Range	Weighted Score
Profit before tax(1)	$23.0	50%-150%	20%
Cash flow(2)	$361.0	50%-150%	40%
Net investments(3)	$800.0	50%-150%	20%
Discrete objectives (4)	—	50%-150%	20%
_______________
(1)Profit before tax is Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments, plus earnings of unconsolidated equity method investments.
(2)Cash flow for a period is Cash Flow from Operations plus distributions from our joint venture investment, if any.
(3)New investments measures the total annual amount invested in aviation assets.
(4)Our discrete objectives are a qualitative rating based on our performance in maintaining our investment grade ratings, managing our assets and effectiveness on placements given the market environment.

Individual Performance Goals and Compensation. We set individual performance goals for every employee at the beginning of each year and measure each employee’s performance against those goals at the end of the year to determine incentive compensation levels. For 2021, we determined incentive pay for each employee by applying the weighted corporate and individual performance metrics. We set individual bonus targets based on an employee’s function, role and seniority within the organization, among other factors. For 2021, our annual incentive compensation awards were paid out to our executive officers in the form of cash. For additional retention purposes, we introduced a new long term incentive award program in 2021 – see below for further discussion regarding our new long term incentive program.
Compensation Overview
For 2021, there were three primary elements of total direct compensation: base salary, annual cash bonus, and annual long term incentive award.
Base Salary. Base salaries provide fixed compensation and allow us to attract and retain talented management. We set base salaries for our named executive officers and review them periodically by taking into account the current market environment and the responsibilities, experience, value to the Company and demonstrated performance of our NEOs.
Annual Incentive Compensation. We make an incentive compensation award in the form of a cash bonus based on the Company’s performance against corporate financial metrics and performance against individual performance goals.
Long-Term Incentive Plan. In 2021, we introduced a new long term incentive (“LTI”) award program, in the form of cash awards, for our executive officers and certain other senior professionals. The LTI awards are intended to enhance management retention by rewarding participants for exceptional performance over a three-year performance period using the internal rate of return with respect to the common shareholders’ equity book equity “Book Equity IRR”) Internal Rate of Return (“IRR”) as the measure of long-term performance. Each fiscal year within the three-year performance period constitutes a performance year. Our LTI awards are granted with a target award amount, whereby one-third of the target award relates to each performance year. The annual award earned in respect of a given performance year is adjusted based on the Book Equity IRR achieved, which is calculated as the internal rate of return based on the change in our common shareholders’ equity. The Book Equity IRR for each performance year is evaluated against a performance range in order to determine the target annual award earned. The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award.
The LTI awards for our non-executive officers vest ratably over the three-year performance period subject to continued employment through each annual vesting date. For maximum retention, our executive officers’ LTI awards cliff vest at the end of the three-year performance period subject to continued employment through such date.
Our LTI awards granted in May 2021 have the following performance range with results between the minimum and target and the maximum and target being interpolated on a linear basis.
Annual Performance Range for 2021 LTI Awards

Book Equity (IRR)	% of Target Annual Award Earned
Equal to or greater than 6%	150%
Greater than 2.5% and less than 6%	Interpolated
Equal to 0.5% through 2.5%	100%
Greater than -3.0% and less than 0.5%	Interpolated
Less than or equal to -3.0%	50%

Actual Performance for 2021. The Russian invasion of Ukraine and resulting sanctions greatly impacted the global aviation industry and the Company’s financial performance. We recorded net non-cash impairment changes of $252 million. As a result of the impairment charges, the Book Equity IRR for 2021 was below the minimum target. Therefore, the portion of those 2021 LTI awards related to the 2021 performance year were earned and accrued at 50%. For our executive officers, these awards will vest on February 29, 2024.
Other Compensation. We also offered our NEOs severance payments and accelerated vesting of restricted cash awards and LTI awards in certain circumstances, as described in greater detail below in the section entitled “Potential Payments upon Termination or Change in Control.” Severance and change in control benefits provide transitional assistance for separated employees and are essential to recruiting and retaining talented executives in a competitive market. In addition, our NEOs are also eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of our NEOs.
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
Retirement. For our executive officers, we have designed a qualifying retirement feature that will allow the LTI awards to continue to vest following retirement, subject to satisfaction of the Book Equity IRR performance objectives. For purposes of the LTI awards, a qualifying retirement means: (a) a retirement date no earlier than March 27, 2024; (b) the executive provides at least twelve months' notice; (c) the executive is at least 55 years old on the date of retirement and (d) such individual is not an executive officer (or serving in any other senior commercial role) with certain competitors prior to the vesting date.
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
2021 Compensation
Performance versus Corporate Financial Metrics. For 2021, the Company’s performance against its corporate financial metrics resulted in an incentive compensation pool equal to 95% of the total target, as shown in the table below. Certain financial metrics, such as profit before tax, were impacted by the continuing effects of the COVID-19 pandemic on the commercial aviation industry, as well as the Russian invasion of Ukraine in late fiscal year 2021.

Metric	2021 Target (in millions)	Weighting	2021 Performance (in millions)	Performance Range	Performance	Weighted Score
Profit before tax	$23.0	20%	$286.2	50% - 150%	50%	10%
Cash flow(1)	$361.0	40%	$372.9	50% - 150%	111%	44%
New investments (in millions)	$800.0	20%	$763.3	50% - 150%	95%	19%
Discrete objectives	—	20%	—	50% - 150%	110%	22%
Total						95%
_______________
The Compensation Committee took the following actions related to fiscal year 2021 annual incentive compensation for our NEOs, which was determined solely based on corporate and individual performance levels.

Named Executive Officer	2021 Incentive Compensation
Michael J. Inglese	$729,375 cash
Aaron A. Dahlke	$465,500 cash
Douglas C. Winter	$563,500 cash
Christopher L. Beers	$563,500 cash
Roy Chandran	$465,500 cash
How We Make Decisions
Risk. The Compensation Committee reviews the risks and rewards associated with the Company’s compensation programs. We believe that our compensation programs encourage prudent business judgment and appropriate risk-taking, with the overall goal of building sustainable and profitable growth.
We believe none of our compensation programs create risks that are reasonably likely to have a material adverse impact on the Company. Base salary is a fixed amount that does not encourage risk taking, and our annual incentive compensation program and LTI award program are both limited to a maximum payout of 150% of target.
Role of Executive Officers. For 2021, the Committee set the corporate financial metrics at the beginning of the year based on the annual business plan endorsed by the Board. We set performance goals for the Chief Executive Officer, who in turn established individual performance goals for the other NEOs. Regularly during the year, the senior management team presented to us the Company’s actual performance against the corporate performance metrics. We shared these discussions with the full Board on a regular basis.
Tax Implications of Our Compensation
The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) of the Internal Revenue Code and, among other things, eliminated the performance-based exception to the $1.0 million deduction limit effective as of January 1, 2018. As a result, beginning in 2018, compensation paid to certain executive officers in excess of $1.0 million will generally be nondeductible, whether or not it is performance-based. In addition, beginning in 2018, the executive officers subject to Section 162(m) (the “Covered Employees”) will include any individual who served as the CEO or Chief Financial Officer (“CFO”) at any time during the taxable year and the three other most highly compensated officers (other than the CEO and CFO) for the taxable year, and once an individual becomes a Covered Employee for any taxable year beginning after December 31, 2016, that individual will remain a Covered Employee for all future years.
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

Respectfully submitted,
The Compensation Committee

Charles W. Pollard, Chair
Takashi Kurihara
Michael J. Inglese

Summary Compensation Table for 2021
The table below sets forth information regarding fiscal years 2021 and 2020, the Transition Period (“2020 (2mo)”) and 2019 compensation for each of our NEOs.

			Awards(1)
Name and Principal Position	Fiscal Year	Salary	Bonus	Annual Equity Award(3)	Long Term Equity Incentive Plan(3)(6)	All Other Compensation(4)	Total
Michael J. Inglese	2021 (FY)	$750,000	$678,060	$—	$—	$13,340	$1,441,400
Chief Executive Officer	2020 (FY)	675,000	1,076,868	—	—	12,840	1,764,708
	2020 (2mo)	112,500	469,123	—	—	2,140	583,763
	2019	675,000	717,930	1,522,966	7,717,531	126,114	10,759,541

Aaron A. Dahlke	2021 (FY)	$475,000	$300,240	$—	$—	$13,340	$788,580
Chief Financial Officer	2020 (FY)	400,000	344,331	—	—	12,840	757,171
	2020 (2mo)	66,667	181,349	—	—	2,140	250,156
	2019	400,000	425,440	449,194	1,860,818	42,543	3,177,995

Douglas C. Winter	2021 (FY)	$575,000	$375,300	$—	$—	$13,508	$963,808
Chief Commercial Officer	2020 (FY)	500,000	506,803	—	—	21,527	1,028,330
	2020 (2mo)	83,333	233,631	—	—	2,094	319,058
	2019	337,180	531,800	696,850	1,090,700	44,767	2,701,297

Christopher L. Beers	2021 (FY)	$575,000	$375,300	$—	$—	$13,987	$964,287
Chief Legal Officer &	2020 (FY)	500,000	506,803	—	—	13,250	1,020,053
Secretary	2020 (2mo)	83,333	233,631	—	—	2,208	319,172
	2019	500,000	531,800	567,047	3,155,948	65,010	4,819,805

Roy Chandran(5)	2021 (FY)	$475,000	$300,240	$—	$—	$13,440	$788,680
Chief Strategy Officer	2020 (FY)	400,000	344,331	—	—	12,840	757,171
	2020 (2mo)	66,667	181,349	—	—	2,140	250,156
	2019	400,000	425,440	454,826	1,880,591	43,279	3,204,136
_______________
(1)The amounts reported in the Annual Equity Award column for 2019 reflect, in part, the aggregate fair value on the grant date of the restricted share awards granted to our NEOs determined in accordance with FASB ASC Topic 718. The amounts reported in the Long-Term Equity Incentive Plan column for 2019 reflect, in part, the aggregate fair value on the grant date of the adjusted return on equity (“AROE”) performance share units (“PSUs”) and the total stockholder return (“TSR”) PSUs granted to our NEOs determined in accordance with FASB ASC Topic 718 based on the probable achievement of the applicable AROE and TSR performance conditions as of the grant date. The aggregate fair value on the grant date that would have been included for the AROE PSUs and TSR PSUs, assuming that the highest level of the performance conditions would be achieved, is as follows: Mr. Inglese $2,475,000; Mr. Winter $1,000,000; Mr. Dahlke $600,000; Mr. Beers $1,000,000; and Mr. Chandran $600,000. For a summary of the assumptions made in the valuation of these awards, please see Note 8 in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Pursuant to SEC guidance, the amounts included in both columns also include the incremental fair value of certain restricted share awards and PSUs that were materially modified in December 2019 as a result of their accelerated vesting in connection with the 280G mitigation actions taken in connection with the Merger.
(2)Bonus compensation consists of: (i) cash bonuses; (ii) cash-based long-term incentive compensation awarded in 2020 with a one-year vesting period; and (iii) the portion of 2019 bonus restricted cash awards vested in 2020 and 2021.
(3)Please refer to the Company's Form 10K/A for the year ended December 31, 2019 (filed April 22, 2020) for a description of the Annual Equity Awards and Long Term Equity Incentive Plan awards for 2019. No Annual Equity Awards or Long Term Equity Incentive Plan awards were granted after 2019. See Compensation Overview-Long Term Incentive Plan above for information regarding our new cash-based LTI awards granted for the first time in 2021. Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the year earned, not the year granted
(4)The amounts reported in this column consist of Company contributions made to each named executive officer’s 401(k) plan account and certain insurance premiums paid by the Company, in addition to $8,960 paid to Douglas C. Winter as a dividend payment on unvested restricted common shares.
(5)In March 2020, Mr. Chandran was promoted to Chief Strategy Officer.
(6)2021 LTI awards granted to our NEOs, which vest on February 29, 2024, and in accordance with SEC rules are not reported in the Summary Compensation Table for 2021 as part of our 2021 compensation, were provided in the following target award amounts: Mr. Inglese $2,500,000; Mr. Dahlke $600,000; Mr. Winter $1,000,000; Mr. Beers $1,000,000; and Mr. Chandran $600,000.

Grants of Plan-Based Awards for 2021

Estimated Possible Payouts under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Minimum ($)	Target ($)	Maximum ($)
Michael J. Inglese	May 20, 2021	$1,250,000	$2,500,000	$3,750,000
Aaron A. Dahlke	May 20, 2021	300,000	600,000	900,000
Douglas C. Winter	May 20, 2021	500,000	1,000,000	1,500,000
Christopher L. Beers	May 20, 2021	500,000	1,000,000	1,500,000
Roy Chandran	May 20, 2021	300,000	600,000	900,000

1.Represents our new cash-based LTI awards granted to our NEOs in May 2021 which vest on February 29, 2024. The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award. See Compensation Overview – Long Term Incentive Plan above for information regarding our new cash-based LTI awards granted for the first time in 2021. Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the year earned, not the year granted.
Employment Agreements with NEOs
Through our subsidiary, Aircastle Advisor LLC, we have entered into an employment agreement (as amended) with each of our NEOs. These employment agreements generally provide for payment of an annual base salary and the executives’ eligibility to receive an annual cash bonus with indicated target annual cash bonus and LTI award levels.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table and summary set forth potential amounts payable to our NEOs upon termination of employment or a change in control, as described below. The table below reflects amounts payable to our NEOs assuming termination of employment on February 28, 2022:

Name and Principal Position	Voluntary resignation by executive	Termination by us for cause	Termination by us without cause	Termination by us without cause or by executive for good reason following change in control(1)	Termination by executive for good reason	Normal retirement	Death or Disability
Michael J. Inglese
Cash Severance	$—	$—	$1,500,000	$3,000,000	$1,500,000	$—	$—
Pro-rata Bonus (assumes February 27 termination)	—	—	750,000	750,000	750,000	—	750,000
COBRA Reimbursement	—	—	60,181	60,181	60,151	—	60,181
Vacation	80,769	80,769	80,769	80,769	80,769	80,769	80,769
Remainder of Restricted Cash and LTI Awards(1)	—	—	2,457,643	2,457,643	2,457,643	—	2,457,643

Aaron A. Dahlke
Cash Severance	$—	$—	$950,000	$1,900,000	$950,000	$—	$—
Pro-rata Bonus (assumes February 27 termination)	—	—	475,000	475,000	475,000	—	475,000
COBRA Reimbursement	—	—	60,181	60,181	60,181	—	60,181
Vacation	51,154	51,154	51,154	51,154	51,154	51,154	51,154
Remainder of Restricted Cash and LTI Awards(1)	—	—	634,907	634,907	634,907	—	634,907

Douglas C. Winter
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 27 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	46,545	46,545	46,545	—	46,545
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	1,001,967	1,001,967	1,001,967	—	1,001,967

Christopher L. Beers
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 27 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	60,181	60,181	60,181	—	60,181
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	1,001,967	1,001,967	1,001,967	—	1,001,967

Roy Chandran
Cash Severance	$—	$—	$950,000	$1,900,000	$950,000	$—	$—
Pro-rata Bonus (assumes February 27 termination)	—	—	475,000	475,000	475,000	—	475,000
COBRA Reimbursement	—	—	60,181	60,181	60,181	—	60,181
Vacation	51,154	51,154	51,154	51,154	51,154	51,154	51,154
Remainder of Restricted Cash and LTI Awards(1)	—	—	634,907	634,907	634,907	—	634,907
_______________
(1)Includes the portion of 2019 bonus restricted cash awards vesting on February 28, 2022, the portion of 2020 bonus restricted cash awards vesting on March 1, 2023 and 2024, and the 2021 LTI awards vesting on February 29, 2024.
As described above in the section entitled “Employment Agreements with NEOs,” we, through our subsidiary, Aircastle Advisor LLC, have entered into employment agreements (as amended) with our named executive officers which set forth certain terms and conditions of their employment relating to termination and termination payments.

Under the employment agreements for our named executive officers:
•if the employment of such named executive officer is terminated without “cause” or with “good reason” (as defined in such employment agreement), and if he signs a general release of claims and complies with the covenants described below, then he will be entitled to receive: (i) an amount equal to the sum of the base salary and target annual cash bonus for the year of termination, payable over a one-year period (two times such amount and payable in a lump sum if the termination occurs within 120 days prior to or within two years following a “change in control” as defined in such employment agreement); (ii) a pro-rata annual bonus for the year of termination; (iii) reimbursement of COBRA premiums for up to twelve months; (iv) accelerated vesting of any remaining LTI awards, payable within 60 days following the performance period or, if the NEO’s employment is terminated following a change in control event, within 60 days following the date of termination;
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
Each of the employment agreements were amended effective as of December 19, 2019, to provide that any grants of restricted cash awards in lieu of the annual PSU grants for 2020 and the equity-based portion of the annual bonuses in respect of 2019 will not constitute a good reason event for purposes of the employment agreements or for any other purpose.
Director Compensation Table for 2021
The table below describes our compensation of Directors for the fiscal year ended February 28, 2022:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Douglas A. Hacker	$180,000	$180,000
Charles W. Pollard	180,000	180,000

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
During the year ended February 28, 2022, the Company incurred $5.0 million in fees to Marubeni as part of its intra-company service agreement, whereby Marubeni provides certain management and administrative services to the Company. The Company also entered into a parts management services and supply agreement with an affiliate of Marubeni under which we purchased parts totaling $5.9 million during the year ended February 28, 2022.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons
Our Board has adopted a Policy and Procedures with Respect to Related Person Transactions, our Related Person Policy. Pursuant to the terms of the Related Person Policy, the Audit Committee must review and approve in advance any transaction involving an affiliate or related party (as defined under Accounting Standards Codification Topic 850), in which the amount involved exceeds $5.0 million, other than those that are pre-approved pursuant to pre-approval guidelines or rules that may be established by the Audit Committee to cover specific categories of transactions, including the guidelines described below. All Related Persons, as defined below, are required to report to our legal department any such related person transaction prior to its completion, and the legal department will determine whether it should be submitted to the Audit Committee for consideration.
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
Director Independence
Although our Common Shares are no longer listed on the NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors, the Board considers the current Directors Messrs. Hacker and Pollard to be independent and that Directors Messrs. Inglese, Kawabe, Kurihara, Sakakida and Yukawa to be not independent. Our standing Risk and Governance, Audit and Compensation Committees include independent and non-independent Directors.
In addition, the Board considered transactions described above under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions” in making the independence determinations.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the 2019 and 2020 financial statements, the Company entered into an engagement letter with Ernst & Young LLP (“EY”) that sets forth the terms by which EY has performed audit services for the Company. The following summarizes the fees paid by us to EY for professional services rendered in the years ended February 28, 2022 and 2021:

	Year Ended February 28,
	2022	2021
Audit fees(1)	$2,230,600	$2,168,000
Tax fees(2)	1,056,500	808,000
All other fees	5,200	5,200
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
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of February 28, 2022 and 2021.
		Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 28, 2022 and 2021, two months ended February 29, 2020, and year ended December 31, 2019.
		Consolidated Statements of Cash Flows for the years ended February 28, 2022 and 2021, two months ended February 29, 2020, and year ended December 31, 2019.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28, 2022 and 2021, two months ended February 29, 2020, and year ended December 31, 2019.
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

3.1	Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

3.2	Amended Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-182242) filed on June 20, 2012).

3.3	Amended and Restated Memorandum of Association of Aircastle Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

3.4	Amended and Restated Bye-laws of Aircastle Limited (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

3.5	Certificate of Designations, dated June 8, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2
Amended and Restated Shareholder Agreement, dated as of February 18, 2015, by and between Aircastle Limited and Marubeni Corporation (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2015).

4.3
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

4.5
Second Supplemental Indenture, dated as of March 26, 2014, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014).

4.6
Fourth Supplemental Indenture, dated as of March 24, 2016, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 24, 2016).

4.7
Fifth Supplemental Indenture, dated as of March 20, 2017, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 20, 2017).

4.8
Sixth Supplemental Indenture, dated as of September 25, 2018, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

4.9
Indenture, dated as of August 11, 2020, by and between Aircastle Limited and Wells Fargo Bank, National Association, as (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2020).

4.10
Indenture, dated as of January 26, 2021, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

4.11
Description of Aircastle Limited’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 13, 2020).

Exhibit No.	Description of Exhibit

4.12
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

10.7	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2017). #

10.8	Form of Amendment to Executive Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). #

10.9	Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011).

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

10.20
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015). Ø

10.21
Amendment No. 1 to Purchase Agreement COM0270-15, dated as of June 22, 2016, by and between Aircastle Holding Corporation and Embraer S. A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.22
Amendment No. 2 to Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.23
Amendment No. 3 to Purchase Agreement COM0270-15, dated as of January 13, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.24
Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.25
Amendment No. 5 to Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.26
Amendment No. 6 to Purchase Agreement COM0270-15, dated as of June 29, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018). Ø

10.27
Amendment No. 7 to Purchase Agreement COM0270-15, dated as of February 5, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019). ØØ

10.28
Amendment No. 8 to Purchase Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

10.29
Amendment No. 9 to Purchase Agreement COM0270-15, dated as of August 28, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.30
Amendment No. 10 to Purchase Agreement COM0270-15, dated as of September 18, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.31
Amendment No. 11 to Purchase Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

Exhibit No.	Description of Exhibit

10.32
Amendment No. 12 to Purchase Agreement COM0270-15, dated as of June 2, 2021, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). * ØØ

10.33	Amendment No. 13 to Purchase Agreement COM0270-15, dated as of September 2, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. * ØØ

10.34	Amendment No. 14 to Purchase Agreement COM0270-15, dated as of September 17, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. * ØØ

10.35	Amendment No. 15 to Purchase Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. * ØØ

10.36	Amendment No. 16 to Purchase Agreement COM0270-15, dated as of February 9, 2022, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. * ØØ

10.37
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.38
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.39
Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.40
Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.41
Amendment No. 5 to Letter Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

10.42
Amendment No. 6 to Letter Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.43	Amendment No. 7 to Letter Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. * ØØ

10.44
Notice and Consent COM0439-19, dated as of September 18, 2020, between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ^ ØØ

10.45
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016). #

10.46
Retirement and Transition Agreement, dated September 17, 2018, for Michael L. Kriedberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018). #

10.47
Voting and Support Agreement, dated as of November 5, 2019, by and among Aircastle Limited, Marubeni Corporation, Marubeni Aviation Corporation and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2019).

10.48	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

21.1	Subsidiaries of the Subsidiaries of the Registrant. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

Exhibit No.	Description of Exhibit

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Act of 2002. *

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2022 and 2021; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 28, 2022 and 2021, the two months ended February 29, 2020, and the year ended December 31, 2019; (iii) Consolidated Statements of Cash Flows for the years ended February 28, 2022 and 2021, the two months ended February 29, 2020, and the year ended December 31, 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 29, 2022 and 2021, the two months ended February 29, 2020, and the year ended December 31, 2019; and (v) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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
ITEM 16. FORM 10-K SUMMARY
None.

Index to Financial Statements

Page No.
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	F - 2
Consolidated Balance Sheets as of February 28, 2022 and February 28, 2021	F - 5
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 28, 2022 and 2021, two months ended February 29, 2020, and year ended December 31, 2019	F - 6
Consolidated Statements of Cash Flows for the years ended February 28, 2022 and 2021, two months ended February 29, 2020, and year ended December 31, 2019	F - 7
Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28, 2022 and 2021, two months ended February 29, 2020, and year ended December 31, 2019	F - 8
Notes to consolidated financial statements	F - 9

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and Subsidiaries (the Company) as of February 28, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended, the two months ended February 29, 2020, and the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, the two months ended February 29, 2020, and the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Recoverability assessment and Impairment of flight equipment held for lease

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, flight equipment held for lease is assessed for recoverability by management on an aircraft-by-aircraft basis annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of the assessments during the year ended February 28, 2022, the Company recorded impairment charges of $452 million related to the flight equipment held for lease.

Auditing the Company’s assessment of recoverability of flight equipment held for lease was complex and highly judgmental due to the higher estimation required in determining the future cash flows to evaluate whether such cash flows were less than the carrying amount of flight equipment. Further, auditing this analysis also involved evaluating the assumptions utilized in estimating the fair values to calculate the impairment charges. In particular, the future cash flows were sensitive to changes related to significant assumptions such as the estimation of the future projected lease rates, future maintenance cash flows, scenario probabilities, as well as the value of aircraft adjusted for maintenance condition at the end of the useful life.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine whether the book value of each aircraft is recoverable and measure the impairment charge, where applicable. This included controls over management’s review of the significant assumptions described above, which are included in the Company’s recoverability analysis.

To test the estimated future cash flows attributable to the flight equipment held for lease, we performed audit procedures on a sample of transactions that included, among others, evaluating and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. Our testing of the Company’s significant assumptions included, among others, comparing data to currently contracted lease rental and maintenance cash flows, evaluating future projected lease rates to third party data, evaluating the timing and cost of estimated future maintenance cash flows to manufacturers’ specifications and/or historical data, recalculating end of life value of aircraft based on projected maintenance condition at the end of its useful life and comparing it to published third party and/or historical sales data, and evaluating scenario probabilities based on market conditions and publications. In addition, for the assumptions that most significantly impact recoverability we performed a sensitivity analysis to evaluate the changes to the future cash flows from changes in the significant assumptions. We also involved our valuation specialists to assist in evaluating the reasonableness of the fair value of certain assets used in the calculation of the impairment charges recorded. We considered current industry and economic trends and changes to the business. We assessed the historical accuracy of certain assumptions by performing a look back analysis.

Accounting for Income Tax

Description of the Matter
The Company is incorporated in Bermuda and leases its aircraft within over 40 countries. The Company’s income is subject to U.S. federal, state and local income taxes, as well as foreign income tax in many of the jurisdictions it leases aircraft. As more fully described in Note 10 to the consolidated financial statements, the Company recognized a consolidated benefit for income taxes of $8 million for the year ended February 28, 2022.

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
Stamford, CT
April 28, 2022

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	February 28,
	2022	2021
ASSETS
Cash and cash equivalents	$167,891	$578,004
Restricted cash and cash equivalents	2,791	2,594
Accounts receivable	63,666	82,572
Flight equipment held for lease, net of accumulated depreciation of $2,766,429 and $2,076,972, respectively	6,313,950	6,492,471
Net investment in leases, net of allowance for credit losses of $1,764 and $864, respectively	150,325	195,376
Unconsolidated equity method investments	38,317	35,377
Other assets	356,326	311,944
Total assets	$7,093,266	$7,698,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$684,039	$768,850
Borrowings from unsecured financings, net of debt issuance costs	3,835,841	4,366,261
Accounts payable, accrued expenses and other liabilities	177,424	174,267
Lease rentals received in advance	37,361	58,013
Security deposits	69,189	80,699
Maintenance payments	459,713	519,178
Total liabilities	5,263,567	5,967,268

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at February 28, 2022 and no shares issued and outstanding at February 28, 2021	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at February 28, 2022 and 2021	—	—
Additional paid-in capital	1,878,774	1,485,777
Retained earnings (accumulated deficit)	(49,075)	245,293
Total shareholders’ equity	1,829,699	1,731,070
Total liabilities and shareholders’ equity	$7,093,266	$7,698,338

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
Revenues:
Lease rental revenue	$595,236	$611,421	$131,119	$777,403
Direct financing and sales-type lease revenue	10,733	18,215	4,447	32,295
Amortization of lease premiums, discounts and incentives	(20,190)	(22,842)	(3,669)	(22,636)
Maintenance revenue	152,030	172,668	41,214	74,987
Total lease revenue	737,809	779,462	173,111	862,049
Gain on sale of flight equipment	26,001	33,536	15,354	45,532
Other revenue	5,977	19,290	9,183	10,357
Total revenues	769,787	832,288	197,648	917,938

Operating expenses:
Depreciation	337,528	347,517	59,853	356,021
Interest, net	214,352	235,338	41,038	258,070
Selling, general and administrative (including non-cash share-based payment expense of $0, $28,049, $10,678 and $15,830, respectively)	66,338	88,413	22,901	77,034
Provision for credit losses	930	5,258	288	—
Impairment of flight equipment	452,250	425,579	62,657	7,404
Maintenance and other costs	31,166	20,005	1,703	24,828
Total operating expenses	1,102,564	1,122,110	188,440	723,357

Other income (expense):
Loss on extinguishment of debt	(14,156)	(2,640)	(3,955)	(7,577)
Merger expenses	—	(32,605)	(321)	(7,372)
Other	57,682	(191)	(94)	(4,492)
Total other income (expense)	43,526	(35,436)	(4,370)	(19,441)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	(289,251)	(325,258)	4,838	175,140
Income tax provision (benefit)	(7,998)	10,236	1,675	22,667
Earnings of unconsolidated equity method investment, net of tax	3,044	2,326	496	4,102
Net income (loss)	$(278,209)	$(333,168)	$3,659	$156,575
Preference share dividends	(16,159)	—	—	—
Net income (loss) available to common shareholders	$(294,368)	$(333,168)	$3,659	$156,575

Net derivative loss reclassified into earnings	—	—	—	184
Other comprehensive income	—	—	—	184
Total comprehensive income (loss) available to common shareholders	$(294,368)	$(333,168)	$3,659	$156,759
The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(278,209)	$(333,168)	$3,659	$156,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	337,528	347,517	59,853	356,021
Amortization of deferred financing costs	16,267	14,791	2,446	14,578
Amortization of lease premiums, discounts and incentives	20,190	22,842	3,669	22,636
Deferred income taxes	(9,386)	6,506	1,453	20,223
Non-cash share-based payment expense	—	28,049	10,678	15,830
Cash flow hedges reclassified into earnings	—	—	—	184
Collections on net investments in leases	14,297	16,859	5,658	25,842
Security deposits and maintenance payments included in earnings	(123,969)	(135,115)	(47,293)	(49,029)
Gain on the sale of flight equipment	(26,001)	(33,536)	(15,354)	(45,532)
Loss on extinguishment of debt	14,156	2,640	3,955	7,577
Impairment of aircraft	452,250	425,579	62,657	7,404
Provision for credit losses	930	5,258	288	—
Other	(3,043)	(2,305)	(402)	206
Changes on certain assets and liabilities:
Accounts receivable	16,948	(57,292)	(6,377)	(13,162)
Other assets	(29,963)	(66,290)	5,786	2,594
Accounts payable, accrued expenses and other liabilities	(5,716)	(13,655)	10,205	(5,483)
Lease rentals received in advance	(23,414)	(53,658)	143	19,954
Net cash and restricted cash provided by operating activities	372,865	175,022	101,024	536,418
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(795,426)	(145,589)	(23,035)	(1,172,370)
Proceeds from sale of flight equipment	210,718	180,342	103,679	361,747
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	(202)	(13,024)	(4,614)	760
Unconsolidated equity method investment and associated costs	—	—	—	(15,175)
Distributions from unconsolidated equity method investment in excess of earnings	104	419	—	36,750
Other	(1,694)	(676)	(56)	4,259
Net cash and restricted cash provided by (used in) investing activities	(586,500)	21,472	75,974	(784,029)
Cash flows from financing activities:
Repurchase of shares	—	(25,536)	(2,370)	(36,739)
Parent contribution at Merger	—	25,536	—	—
Net proceeds from preference share issuance	392,997	—	—	—
Proceeds from secured and unsecured debt financings	20,000	1,932,943	100,000	2,116,848
Repayments of secured and unsecured debt financings	(646,943)	(1,697,662)	(268,799)	(1,817,558)
Deferred financing costs	(5,339)	(12,832)	—	(13,800)
Debt extinguishment costs	(13,372)	(1,524)	(2,685)	(7,183)
Security deposits and maintenance payments received	88,891	87,510	29,806	202,833
Security deposits and maintenance payments returned	(26,857)	(71,743)	(16,956)	(117,872)
Dividends paid	(5,658)	(24,025)	—	(91,328)
Net cash and restricted cash provided by (used in) financing activities	(196,281)	212,667	(161,004)	235,201
Net (decrease) increase in cash and restricted cash	(409,916)	409,161	15,994	(12,410)
Cash and restricted cash at beginning of year	580,598	171,437	155,443	167,853
Cash and restricted cash at end of year	$170,682	$580,598	$171,437	$155,443

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$167,891	$578,004	$166,083	$140,882
Restricted cash and cash equivalents	2,791	2,594	5,354	14,561

Unrestricted and restricted cash and cash equivalents	$170,682	$580,598	$171,437	$155,443

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$200,922	$241,011	$21,487	$246,026
Cash paid (received) during the year for income taxes	$240	$1,469	$(15)	$(656)
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$12,391	$70,716	$7,873	$90,397
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$21,764	$29,869	$16,693	$31,958
Transfers from Flight equipment held for lease to Net investment in direct financing and sales-type leases and Other assets	$57,489	$90,352	$31,821	$104,838

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	75,454,511	$754	—	$—	$1,468,779	$539,332	$(184)	$2,008,681
Issuance of common shares to stockholders, directors and employees	1,281,598	13	—	—	(13)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(1,613,980)	(16)	—	—	(36,723)	—	—	(36,739)
Amortization of share-based payments	—	—	—	—	13,825	—	—	13,825
Reclassification of prior year director stock award liability	—	—	—	—	796	—	—	796
Dividends declared	—	—	—	—	—	(91,328)	—	(91,328)
Net income	—	—	—	—	—	156,575	—	156,575
Adoption of accounting standard	—	—	—	—	—	690	—	690
Net derivative loss reclassified into earnings	—	—	—	—	—	—	184	184
Balance, December 31, 2019	75,122,129	$751	—	$—	$1,446,664	$605,269	$—	$2,052,684
Issuance of common shares to stockholders, directors and employees	28,568	1	—	—	(1)	—	—	—
Repurchase of common shares from stockholders, directors and employees	(73,903)	(1)	—	—	(2,369)	—	—	(2,370)
Amortization of share-based payments	—	—	—	—	10,678	—	—	10,678
Reclassification of prior year director stock award liability	—	—	—	—	2,005	—	—	2,005
Dividends declared	—	—	—	—	—	(24,025)	—	(24,025)
Net income	—	—	—	—	—	3,659	—	3,659
Adoption of accounting standard	—	—	—	—	—	(6,442)	—	(6,442)
Balance, February 29, 2020	75,076,794	$751	—	$—	$1,456,977	$578,461	$—	$2,036,189
Amortization of share-based payments	—	—	—	—	28,049	—	—	28,049
Net loss	—	—	—	—	—	(333,168)	—	(333,168)
Payment of unvested shares at Merger	(101,809)	(1)	—	—	(25,535)	—	—	(25,536)
Parent contribution at Merger	—	—	—	—	25,536	—	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	—	—	750	—	—	—
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$—	$1,731,070
Issuance of preference shares	—	—	400	—	392,997	—	—	392,997
Preference share dividends	—	—	—	—	—	(16,159)	—	(16,159)
Net loss	—	—	—	—	—	(278,209)	—	(278,209)

Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$—	$1,829,699
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of February 28, 2022, through the date on which the consolidated financial statements included in this Annual Report were issued.
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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 3 in the Notes to the Consolidated Financial Statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors such as the location of the aircraft and accessibility to records and technical documentation.
We continue to closely monitor the impact of COVID-19 and the Russian invasion of Ukraine on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
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
The net investment in leases is recorded net of an allowance for credit losses. The allowance for credit losses is recorded upon the initial recognition of the net investment in the lease based on the Company’s estimate of expected credit losses over the lease term. The allowance reflects the Company’s estimate of lessee default probabilities and loss given default percentages. When determining the credit loss allowance, we consider relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the net investment in the lease. The allowance also considers potential losses due to non-credit risk related to unguaranteed residual values. A provision for credit losses is recorded as a component of operating expenses to adjust the allowance for changes to management’s estimate of expected credit losses.
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
Lease Incentives and Amortization
Many of our leases contain provisions that may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are re-evaluated annually.
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
Fair value measurements
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair value of our cash and cash equivalents and restricted cash and cash equivalents on a recurring basis and measure the fair value of our investment in

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

unconsolidated joint ventures and aircraft on a non-recurring basis. See Note 3 in the Notes to the Consolidated Financial Statements.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform Topic 848 (“ASC 848”), in response to the market transition from the LIBOR and other interbank offered rates (“IBORs”) to alternative reference rates. U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022, and cannot be applied to contract modifications that occur after December 31, 2022. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of February 28, 2022, we have only one aircraft with a floating-rate lease rental and for the year ended February 28, 2022, 4% of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are currently evaluating the election available to us under the standard.
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
Note 2. Update on COVID-19 Pandemic and Russian Invasion of Ukraine
COVID-19 Pandemic
The COVID-19 pandemic and related mitigation efforts has had an unprecedented negative impact on the aviation sector, resulting in a dramatic slowdown in air traffic. Substantially all the world’s airlines have experienced financial difficulties and liquidity challenges, including many of our customers. While there have been improvements in certain markets, according to IATA, as of February 28, 2022, air travel was still down approximately 55% compared to normal levels. A full recovery to pre-pandemic levels is not expected for several years and will depend on the effectiveness of vaccination efforts and the continued easing of widespread travel restrictions, among other things. While the extent and duration of the impact of the COVID-19 pandemic remain unknown, we continue to believe long-term demand for air travel will return to historical trends over time.
Even as the airline industry begins to recover, airlines continue to seek support from their respective governments, raise debt and equity, delay or cancel new aircraft orders, furlough employees, request concessions from lessors, and in certain cases, seek judicial protection. While we continued to receive requests from our customers for lease concessions, such as deferrals of lease payments or broader lease restructurings, the number of requests for such concessions during the year ended February 28, 2022 has declined compared to 2021. As of February 28, 2022, we had deferred rent receivables of $55,478 related to nine customers that were included in other assets. Approximately 93% of these deferrals have been agreed to as part of broader lease restructurings, which generally include term extensions, better security packages, or other valuable consideration in exchange for near-term economic concessions. The outstanding deferred rent receivables are scheduled to be repaid, on average, within the next seven years.
If air traffic remains depressed and our customers are unable to raise sufficient funds, we may need to grant additional deferrals or extend the period of repayment for deferrals we have already made. We may ultimately not be able to collect all the amounts we have deferred.
As of April 25, 2022, four of our customers are subject to judicial insolvency proceedings or similar protection. These customers lease eighteen aircraft, which comprise 12% of our Net Book Value and 9% of our lease rental and direct financing and sales-type lease revenue as of and for the year ended February 28, 2022. One of these customers is LATAM, our second largest customer, which represents 7% of our Net Book Value and 8% of our lease rental revenue as of and for the year ended February 28, 2022. We have signed restructured leases for all thirteen of our LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process. During the second quarter of 2021, the Company entered into claims sale and purchase agreements with a third party for the sale of certain unsecured claims filed by various Aircastle entities against LATAM Airlines Group S.A. and certain of its subsidiaries in the Chapter 11 case captioned LATAM Airlines Group S.A. et al. Case No. 20-11254 (JLG) (Jointly Administered) (the “LATAM Bankruptcy”). The allowed amount of our unsecured claims was approved by the Bankruptcy Court and proceeds from the sales of these claims in the amount of $55,213 were received during the second quarter of 2021 and recognized in other income (expense).
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
Russian Invasion of Ukraine
On February 24, 2022, the Russian Federation invaded Ukraine. This has resulted in the closing of airspace in several countries as well as the placement of sanctions on a variety of Russian entities and certain activities involving Russia or Russian entities, such as the leasing of aircraft. We have and will continue to fully comply with all applicable sanctions.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of February 24, 2022, we had twelve aircraft on lease with six Russian airlines and one aircraft with a Ukrainian airline. We have since terminated the leasing activities for all our Russian aircraft and have sought to repossess the aircraft and remove them from Russia. We have successfully repossessed two of the twelve Russian aircraft. Nine aircraft remain in Russia and one aircraft was undergoing maintenance outside of Russia and is not operational. Our aircraft with a Ukrainian airline is in temporary storage outside of Ukraine. It is unclear whether we will be able to recover the remaining aircraft from our former Russian airline customers or what the condition of the aircraft will be at the time of repossession if we do so or whether we will be able to recover the related technical records and documentation. Failure to repossess any of our aircraft could adversely affect our business and financial results. Many of these Russian airlines have continued to fly our aircraft notwithstanding the leasing terminations and our repeated demands for the return of our assets. Our aircraft that remain in Russia may suffer damage or deterioration due to inadequate maintenance and lack of spare parts.
During the fourth quarter of 2021, we recorded net non-cash impairment charges of $251,878 related to our Russian and Ukrainian aircraft – see Note 3 in the Notes to the Consolidated Financial Statements. These thirteen aircraft comprised 6% of our Net Book Value before impairment and 1% of our Net Book Value after impairment. Excluding lease rentals received in advance recognized into revenue, they represented 7% of our lease rental and direct financing and sales-type lease revenue for the year ended February 28, 2022. Basic lease rentals for our former Russian lessees were approximately $3,488 for the month of February 2022. The termination of our Russian leases will result in reduced revenues and operating cash flows.
We had letters of credit of $49,502 as of February 28, 2022 related to our aircraft leased to Russian airlines. We have presented requests for payment to the various financial institutions and have received about half of the proceeds. We are pursuing collection on remaining letters of credit, but the timing and amount of any further recovery are uncertain.
We have insurance, through the airlines’ insurance and our own policies, and have filed claims against the relevant policies seeking an indemnity of approximately $350,000. The ten aircraft that are not in our possession had a pre-impairment book value of $314,127. Our claims are subject to the terms of the applicable policies, and given the unprecedented scenario and the magnitude of potential claims, insurers and reinsurers may raise various defenses. Accordingly, at this stage we can give no assurance as to when or what amounts we may ultimately collect. Insurance recoveries are generally recognized when they are realized or realizable, which typically occurs at the time cash proceeds are received or a claim agreement is executed, and also considers the counterparty’s ability to pay the claim amount.
Note 3. Fair Value Measurements
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following tables set forth our financial assets and liabilities as of February 28, 2022 and 2021, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of February 28, 2022	Fair Value Measurements at February 28, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$167,891	$167,891	$—	$—	Market
Restricted cash and cash equivalents	2,791	2,791	—	—	Market

Total	$170,682	$170,682	$—	$—

	Fair Value as of February 28, 2021	Fair Value Measurements at February 28, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$578,004	$578,004	$—	$—	Market
Restricted cash and cash equivalents	2,594	2,594	—	—	Market

Total	$580,598	$580,598	$—	$—
Our cash and cash equivalents and our restricted cash and cash equivalents consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
For the years ended February 28, 2022 and 2021, we had no transfers into or out of Level 3.
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
Aircraft Valuation
Impairment of Flight Equipment
Excluding impairment charges resulting from the Russian invasion of Ukraine, during the year ended February 28, 2022, the Company recorded impairment charges totaling $110,926, of which $107,705 were transactional impairments. These impairments primarily related to six narrow-body and one wide-body aircraft, and resulted from early lease terminations, a scheduled lease expiration, and a lessee default. The Company recognized $61,414 of maintenance revenue for these seven aircraft.
During the year ended February 28, 2022, the Company recorded impairment charges totaling $341,324 related to ten narrow-body, one wide-body, and two freighter aircraft that were leased to Russian and Ukrainian airlines. The Company recognized $89,446 of lease rentals received in advance, maintenance, security deposits and other revenue for

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

these thirteen aircraft. These impairment charges resulted from the Russian invasion of Ukraine and related sanctions placed on Russia during the fourth quarter of 2021, which required the termination of aircraft leasing activities in Russia, as well as our consideration of the likelihood of successfully repossessing our aircraft including the related technical records and documentation.
During the year ended February 28, 2021, the Company recorded impairment charges totaling $425,579, of which $378,247 were transactional impairments, which primarily related to seventeen narrow-body and eight wide-body aircraft. The Company recognized $157,014 of maintenance revenue and security deposits into revenue related to these 25 aircraft during the year ended February 28, 2021. The impairment charges were attributable to early lease terminations, scheduled lease expirations, lessee defaults and/or judicial insolvency proceedings, or as a result of our annual recoverability assessment.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of 2021. No impairments were recorded as a result of our annual recoverability assessment – see the discussion above for further detail regarding transactional impairment charges recorded during the year ended February 28, 2022.
Although we have completed our annual recoverability assessment, we will continue to closely monitor the impact of COVID-19 and the Russian invasion of Ukraine on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have focused and will focus on our customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, aircraft with near-term lease expirations, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
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
Financial Instruments
Our financial instruments, other than cash, consist principally of cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and amounts borrowed under financings. The fair value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.
The fair value of our senior notes is estimated using quoted market prices. The fair values of all our other financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at February 28, 2022 and 2021, are as follows:

	February 28, 2022		February 28, 2021
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$—	$—
Unsecured Term Loan	155,000	152,195	215,000	210,290
ECA Financings	21,576	21,931	36,423	37,942
Bank Financings	666,258	675,667	738,353	740,086
Senior Notes	3,700,000	3,776,997	4,200,000	4,402,722
All of our financial instruments are classified as Level 2 with the exception of our senior notes, which are classified as Level 1.
Note 4. Lease Rental Revenues and Flight Equipment Held for Lease
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at February 28, 2022 were as follows:

Year Ended February 28/29,	Amount
2023	$575,556
2024	539,694
2025	426,826
2026	300,320
2027	249,832
Thereafter	714,534
Total	$2,806,762
Geographic concentration of lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
Region	2022	2021	2020	2019
Asia and Pacific	29%	40%	43%	43%
Europe	36%	31%	26%	27%
Middle East and Africa	5%	6%	7%	10%
North America	15%	12%	11%	9%
South America	15%	11%	13%	11%

Total	100%	100%	100%	100%
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Year Ended February 28,				Two Months Ended February 29,		Year Ended December 31,
	2022		2021		2020		2019
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue(1)	6	38%	4	30%	3	21%	2	16%
______________
(1)The number of lessees and combined percentage for the year ended February 28, 2022 includes one of our Russian lessees, which accounted for 5% of total lease rental revenue. Lease rental revenue for this customer includes the recognition of lease rentals received in advance of $17,194 into revenue; excluding this amount, this customer accounted for 2% of total lease rental revenue.

For the year ended February 28, 2022, we had six Russian lessees that accounted for $129,703, or 17%, of our total revenue. Total revenue from these lessees included $89,446 of lease rentals received in advance, maintenance, security deposits and other revenue resulting from the sanctions placed on Russia, which required the termination of leasing activities. Total revenue attributable to Russia was less than 10% for the years ended February 28, 2021 and December 31, 2019 and for the two months ended February 29, 2020.
For the year ended February 28, 2022, total revenue attributable to India was $82,246, or 11%, and included maintenance and other revenue, including early lease termination fees, totaling $6,141. For the years ended February 28, 2021 and December 31, 2019, total revenue attributable to India was 12% and 13%, respectively. Total revenue attributable to India was less than 10% for the two months ended February 29, 2020.
Geographic concentration of our Net Book Value of flight equipment was as follows:

	February 28, 2022			February 28, 2021
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	71		32%	79		37%
Europe	98		30%	92		27%
Middle East and Africa	10		4%	11		4%
North America	36		17%	28		12%
South America	25		13%	26		13%
Off-lease	11	(1)	4%	16	(2)	7%
Total	251		100%	252		100%
______________
(1)Of the eleven off-lease aircraft at February 28, 2022, we have three wide-body aircraft that we are currently marketing for lease or sale.
(2)Of the sixteen off-lease aircraft at February 28, 2021, we have one wide-body aircraft that we are currently marketing for lease or sale.
The following table sets forth Net Book Value of flight equipment attributable to individual countries representing at least 10% of Net Book Value of flight equipment based on each lessee’s principal place of business as of:

	February 28, 2022			February 28, 2021
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$670,523	10%	3	$756,514	11%	3
At February 28, 2022 and 2021, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $16,481 and $14,673, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 5. Net Investment in Direct Financing and Sales-Type Leases
At February 28, 2022 and 2021, our net investment in leases consisted of eleven and fifteen aircraft, respectively. The components of our net investment in leases at February 28, 2022 and 2021 were as follows:

	February 28,
	2022	2021
Lease receivable	$52,021	$67,075
Unguaranteed residual value of flight equipment	100,068	129,165
Net investment leases	152,089	196,240
Allowance for credit losses	(1,764)	(864)
Net investment in leases, net of allowance	$150,325	$195,376
The activity in the allowance for credit losses related to our net investment in leases for the years ended February 28, 2022 and 2021 is as follows:

Amount
Balance at February 29, 2020	$6,558
Provision for credit losses	5,258
Write-offs	(10,952)
Balance at February 28, 2021	864
Provision for credit losses	930
Write-offs	(30)
Balance at February 28, 2022	$1,764
During the year ended February 28, 2022, we sold five aircraft that were classified as net investment in direct financing and sales-type leases and wrote-off the corresponding allowance for credit losses. At February 28, 2022, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
2023	$13,700
2024	9,539
2025	8,609
2026	7,680
2027	7,392
Thereafter	14,430
Total lease payments to be received	61,350
Present value of lease payments - lease receivable	(52,021)
Difference between undiscounted lease payments and lease receivable	$9,329

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6. Unconsolidated Equity Method Investment
We have a joint venture with Mizuho Leasing that has nine aircraft with a net book value of $298,473 at February 28, 2022.

Amount
Investment in joint ventures at February 29, 2020	$33,470
Distributions	(419)
Earnings from joint venture, net of tax	2,326
Investment in joint ventures at February 28, 2021	35,377
Distributions	(104)
Earnings from joint venture, net of tax	3,044
Investment in joint ventures at February 28, 2022	$38,317
On December 9, 2021, we entered into a loan agreement to provide the joint venture with a $1,500 unsecured loan facility, which bears interest at a rate of LIBOR plus 2% and is payable on December 9, 2022. This transaction was approved by our management as an arm’s length transaction under our related party policy.
Note 7. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At February 28, 2022				At February 28, 2021
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$21,576	1	3.49%	11/30/24	$36,423
Bank Financings	666,258	31	2.25% to 4.55%	06/17/23 to 03/06/25	738,353
Less: Debt Issuance Costs	(3,795)				(5,926)
Total secured debt financings, net of debt issuance costs and discounts	684,039	32			768,850
Unsecured Debt Financings:
Senior Notes due 2022	—		5.50%	02/15/22	500,000
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loan	155,000		1.753%	02/27/24	215,000
Revolving Credit Facilities	20,000		1.625% to 2.25%	06/27/22 to 04/26/25	—
Less: Debt issuance costs and discounts	(39,159)				(48,739)
Total unsecured debt financings, net of debt issuance costs and discounts	3,835,841				4,366,261

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,519,880				$5,135,111
 _______________
(1)The borrowings under these financings at February 28, 2022 have a weighted-average fixed rate of interest of 3.23%.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Unsecured Debt Financings:
Revolving Credit Facilities
During the year ended February 28, 2022, we entered into various amendments for one of our unsecured revolving credit facilities that, among other things, expanded the size of the facility and split the commitment into two tranches. As a result, the existing $300,000 commitment was expanded to $365,000, with $135,000 and $230,000 of the commitment allocated to Tranche A and Tranche B, respectively. Tranche A matured on the facility’s previously stated maturity date of December 27, 2021 and Tranche B will mature on February 28, 2023.
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
As of February 28, 2022, we had $20,000 in borrowings outstanding under our revolving credit facilities and had $1,360,000 available for borrowing.
Unsecured Term Loan
On February 18, 2022, we repaid Tranche A of our unsecured term loan in the amount of $60,000.
Senior Notes due 2022
On July 30, 2021, we redeemed all of the $500,000 outstanding aggregate principal amount of our 5.5% Senior Notes due 2022, including $12,604 of accrued interest and a $13,314 call premium.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending February 28/29,	Amount
2023	$81,611
2024	1,552,698
2025	800,859
2026	727,666
2027	650,000
Thereafter	750,000
Total	$4,562,834

As of February 28, 2022, we were in compliance with all applicable covenants in our financings.
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
On August 19, 2021, the Company’s Board of Directors approved a quarterly dividend for the Company’s Preference Shares in the amount of $5,658, which was paid on September 15, 2021. Additionally, on January 6, 2022, the Company’s Board of Directors approved a quarterly dividend for the Company’s Preference Shares in the amount of $10,500, which was paid on March 15, 2022.
Note 9. Related Party Transactions
On April 26, 2021, the Company entered into an amendment that reduced the size and extended the term of our unsecured revolving credit facility with Mizuho Bank Ltd., a related party – see Note 7 in the Notes to the Consolidated Financial Statements for additional information.
On December 6, 2021, the Company entered into a $100,000 senior unsecured revolving credit facility with Mizuho Marubeni Leasing America Corporation, a related party – see Note 7 in the Notes to the Consolidated Financial Statements for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
During the year ended February 28, 2022, the Company incurred $5,048 in fees to Marubeni as part of its intra-company service agreement, whereby Marubeni provides certain management and administrative services to the Company. The Company also entered into a parts management services and supply agreement with an affiliate of Marubeni under which we purchased parts totaling $5,857 during the year ended February 28, 2022.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sources of income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended February 28, 2022 and 2021, the two months ended February 29, 2020, and the year ended December 31, 2019, were as follows:

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
U.S. operations	$20,803	$31,848	$3,084	$9,085
Non-U.S. operations	(310,054)	(357,106)	1,754	166,055
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	$(289,251)	$(325,258)	$4,838	$175,140
The components of the income tax provision (benefit) from continuing operations for the years ended February 28, 2022 and 2021, the two months ended February 29, 2020, and the year ended December 31, 2019, consisted of the following:

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
Current:
United States:
Federal	$247	$(1,232)	$6	$782
State	161	121	—	437
Non-U.S.	980	4,842	217	1,225
Current income tax provision	1,388	3,731	223	2,444
Deferred:
United States:
Federal	5,206	3,150	1,578	7,205
State	1,593	1,598	561	2,018
Non-U.S.	(16,185)	1,757	(687)	11,000
Deferred income tax (benefit)	(9,386)	6,505	1,452	20,223
Total	$(7,998)	$10,236	$1,675	$22,667
Significant components of the Company’s deferred tax assets and liabilities at February 28, 2022 and 2021, February 29, 2020, and December 31, 2019, consisted of the following:

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
Deferred tax assets:
Non-cash share-based payments	$—	$—	$215	$614
Net operating loss carry forwards	117,448	95,462	74,045	69,806
Other	34,955	37,612	54,259	72,732
Total deferred tax assets	152,403	133,074	128,519	143,152
Deferred tax liabilities:
Accelerated depreciation	(189,083)	(170,382)	(140,363)	(136,268)
Other	(28,873)	(37,179)	(53,448)	(70,551)
Total deferred tax liabilities	(217,956)	(207,561)	(193,811)	(206,819)

Net deferred tax liabilities	$(65,553)	$(74,487)	$(65,292)	$(63,667)

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company had $102,435 of federal net operating loss (“NOL”) carry forwards available at February 28, 2022 to offset future taxable income subject to U.S. graduated tax rates. If not utilized, $35,510 of these carry forwards will expire by 2037, with $66,925 of these carry forwards having no expiration date. The Company also had NOL carry forwards of $729,749 with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable and accrued liabilities, respectively.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of February 28, 2022, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $40,041. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $2,002 would be due if such earnings were remitted.
Our aircraft-owning subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland and the U.S. are subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations for the years ended February 28, 2022 and 2021, the two months ended February 29, 2020, and the year ended December 31, 2019, consisted of the following:

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
Notional U.S. federal income tax expense at the statutory rate:	$(60,742)	$(68,304)	$1,016	$36,779
U.S. state and local income tax, net	1,237	1,723	390	1,549
Non-U.S. operations:
Bermuda	27,751	82,190	(1,845)	(16,950)
Ireland	23,510	1,545	(1,147)	(99)
Singapore	174	75	(6)	(28)
Other low tax jurisdictions	(15)	(381)	2,533	(2,504)
Non-deductible expenses in the U.S.	16	(1,904)	734	3,581
Other	71	(4,708)	—	339

Provision (benefit) for income taxes	$(7,998)	$10,236	$1,675	$22,667
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 11. Interest, Net
The following table shows the components of interest, net.

	Year Ended February 28,		Two Months Ended February 29,	Year Ended December 31,
	2022	2021	2020	2019
Interest on borrowings and other liabilities	$200,220	$221,246	$38,915	$245,673
Amortization of deferred losses related to interest rate derivatives	—	—	—	184
Amortization of deferred financing fees and debt discount	16,267	14,791	2,446	14,578
Interest expense	216,487	236,037	41,361	260,435
Less: Interest income	(1,209)	(523)	(323)	(2,365)
Less: Capitalized interest	(926)	(176)	—	—
Interest, net	$214,352	$235,338	$41,038	$258,070
Note 12. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $1,621, $1,626, $278 and $1,601 for the years ended February 28, 2022 and 2021, the two months ended February 29, 2020, and the year ended December 31, 2019, respectively.
As of February 28, 2022, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2023	$1,768
2024	1,702
2025	1,733
2026	1,764
2027	1,795
Thereafter	2,561
Total	$11,323
At February 28, 2022, we had commitments to acquire 23 for $819,273.
Commitments under signed purchase agreements, including $76,675 of remaining progress payments, contractual price escalations and other adjustments for these aircraft at February 28, 2022, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
2023	$462,452
2024	171,258
2025	185,563
2026	—
2027	—
Thereafter	—
Total	$819,273

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 13. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheets as of:

	February 28,
	2022	2021
Deferred income tax asset	$570	$637
Lease incentives and premiums, net of accumulated amortization of $81,553 and $75,126, respectively	53,513	75,169
Flight equipment held for sale	77,636	53,289
Aircraft purchase deposits and Embraer E-2 progress payments	56,157	52,092
Right-of-use asset(1)	7,176	8,056
Deferred rent receivable	55,478	69,103
Other assets	105,796	53,598

Total other assets	$356,326	$311,944
______________
(1)Net of lease incentives and tenant allowances.
Note 14. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded on our consolidated balance sheets as of:

	February 28,
	2022	2021
Accounts payable and accrued expenses	$58,882	$43,088
Deferred income tax liability	66,123	75,124
Accrued interest payable	42,013	43,676
Lease liability	9,846	11,003
Lease discounts, net of accumulated amortization of $45,546 and $44,887, respectively	560	1,376

Total accounts payable, accrued expenses and other liabilities	$177,424	$174,267

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 28, 2022

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	April 28, 2022
Michael Inglese

/s/ Aaron Dahlke	Chief Financial Officer	April 28, 2022
Aaron Dahlke

/s/ Dane Silverman	Chief Accounting Officer	April 28, 2022
Dane Silverman

/s/ Takashi Kurihara	Chairman of the Board	April 28, 2022
Takashi Kurihara

/s/ Douglas A. Hacker	Director	April 28, 2022
Douglas A. Hacker

/s/ Taro Kawabe	Director	April 28, 2022
Taro Kawabe

/s/ Charles W. Pollard	Director	April 28, 2022
Charles W. Pollard

/s/ Takayuki Sakakida	Director	April 28, 2022
Takayuki Sakakida

/s/ Noriyuki Yukawa	Director	April 28, 2022
Noriyuki Yukawa

S - 1