Form 10-Q
period 2022-05-31
Aircastle LTD
filed 2022-07-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
As of July 8, 2022, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	May 31, 2022	February 28, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$241,030	$167,891
Restricted cash and cash equivalents	650	2,791
Accounts receivable	61,538	63,666
Flight equipment held for lease, net	6,239,217	6,313,950
Net investment in leases, net	148,300	150,325
Unconsolidated equity method investments	38,828	38,317
Other assets	370,336	356,326
Total assets	$7,099,899	$7,093,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$644,763	$684,039
Borrowings from unsecured financings, net	3,837,104	3,835,841
Accounts payable, accrued expenses and other liabilities	174,965	177,424
Lease rentals received in advance	38,499	37,361
Security deposits	68,832	69,189
Maintenance payments	498,355	459,713
Total liabilities	5,262,518	5,263,567

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at May 31, 2022 and February 28, 2022	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at May 31, 2022 and February 28, 2022	—	—
Additional paid-in capital	1,878,774	1,878,774
Accumulated deficit	(41,393)	(49,075)
Total shareholders’ equity	1,837,381	1,829,699
Total liabilities and shareholders’ equity	$7,099,899	$7,093,266
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2022	2021
Revenues:
Lease rental revenue	$144,144	$132,125
Direct financing and sales-type lease revenue	2,598	2,877
Amortization of lease premiums, discounts and incentives	(5,388)	(5,325)
Maintenance revenue	27,099	26,477
Total lease revenue	168,453	156,154
Gain on sale of flight equipment	3,687	9,021
Other revenue	3,424	635
Total revenues	175,564	165,810

Operating expenses:
Depreciation	81,318	82,391
Interest, net	50,294	58,037
Selling, general and administrative	19,916	15,583
Provision for credit losses	580	6
Impairment of flight equipment	4,428	20,583
Maintenance and other costs	8,065	7,528
Total operating expenses	164,601	184,128

Other income (expense):
Loss on extinguishment of debt	(463)	(24)
Other	—	10
Total other income (expense)	(463)	(14)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	10,500	(18,332)
Income tax provision (benefit)	3,329	(8,292)
Earnings of unconsolidated equity method investments, net of tax	511	287

Net income (loss)	$7,682	$(9,753)

Net income (loss) available to common shareholders	$7,682	$(9,753)

Total comprehensive income (loss) available to common shareholders	$7,682	$(9,753)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,682	$(9,753)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by operating activities:
Depreciation	81,318	82,391
Amortization of deferred financing costs	3,597	4,191
Amortization of lease premiums, discounts and incentives	5,388	5,325
Deferred income taxes	2,865	1,850
Collections on net investment in leases	2,282	3,913
Security deposits and maintenance payments included in earnings	9,076	(13,139)
Gain on sale of flight equipment	(3,687)	(9,021)
Loss on extinguishment of debt	463	24
Impairment of flight equipment	4,428	20,583
Provision for credit losses	580	6
Other	(508)	(290)
Changes in certain assets and liabilities:
Accounts receivable	4,274	1,661
Other assets	(5,008)	(11,651)
Accounts payable, accrued expenses and other liabilities	(4,305)	(3,604)
Lease rentals received in advance	1,848	(2,496)
Net cash and restricted cash provided by operating activities	110,293	69,990
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(63,724)	(70,834)
Proceeds from sale of flight equipment	58,233	63,420
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	(8,716)	11,963
Net cash and restricted cash (used in) provided by investing activities	(14,207)	4,549
Cash flows from financing activities:
Repayments of secured and unsecured debt financings	(39,923)	(27,224)
Debt extinguishment costs	(291)	(24)
Deferred financing costs	(1,860)	(4,604)
Security deposits and maintenance payments received	27,911	22,793
Security deposits and maintenance payments returned	(425)	(475)
Dividends paid	(10,500)	—
Net cash and restricted cash used in financing activities	(25,088)	(9,534)
Net increase in cash and restricted cash:	70,998	65,005
Cash and restricted cash at beginning of period	170,682	580,598

Cash and restricted cash at end of period	$241,680	$645,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2022	2021
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$241,030	$642,910
Restricted cash and cash equivalents	650	2,693

Unrestricted and restricted cash and cash equivalents	$241,680	$645,603

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$44,275	$44,948
Cash (received) paid for income taxes	$(576)	$891
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$339	$—
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$3,800	$12,138
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$17,734	$3,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Net income	—	—	—	—	—	7,682	7,682
Balance, May 31, 2022	14,048	$—	400	$—	$1,878,774	$(41,393)	$1,837,381

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$1,731,070
Net loss	—	—	—	—	—	(9,753)	(9,753)
Balance, May 31, 2021	14,048	$—	—	$—	$1,485,777	$235,540	$1,721,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022

Note 1. Summary of Significant Accounting Policies
Organization
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business consists of acquiring, leasing, managing and selling commercial jet aircraft.
The Company is controlled by affiliates of Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited (“Mizuho Leasing”). Aircastle is a holding company and conducts its business through subsidiaries that are wholly-owned, either directly or indirectly, by Aircastle.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022.
The consolidated financial statements include the accounts of Aircastle and all its subsidiaries, including any Variable Interest Entity (“VIE”) of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
We manage and analyze our business and report on our results of operations based on one operating segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of May 31, 2022, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
May 31, 2022
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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 in the Notes to Unaudited Consolidated Financial Statements.
Management develops the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform Topic 848 (“ASC 848”), in response to the market transition from the London interbank

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
offered rates (“LIBOR”) and other interbank offered rates (“IBORs”) to alternative reference rates. U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022, and cannot be applied to contract modifications that occur after December 31, 2022. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of May 31, 2022, less than 1% of our fleet have floating-rate lease rentals and for three months ended May 31, 2022, 5% of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are evaluating the election available to us under the standard.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following tables set forth our financial assets as of May 31, 2022 and February 28, 2022 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at May 31, 2022 Using Fair Value Hierarchy
	Fair Value as of May 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$241,030	$241,030	$—	$—	Market
Restricted cash and cash equivalents	650	650	—	—	Market

Total	$241,680	$241,680	$—	$—

		Fair Value Measurements at February 28, 2022 Using Fair Value Hierarchy
	Fair Value as of February 28, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$167,891	$167,891	$—	$—	Market
Restricted cash and cash equivalents	2,791	2,791	—	—	Market

Total	$170,682	$170,682	$—	$—
Our cash and cash equivalents and our restricted cash and cash equivalents consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
For the three months ended May 31, 2022, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated joint

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
venture. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach that uses Level 2 inputs, which include third party appraisal data and an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
We account for our investment in unconsolidated joint ventures under the equity method of accounting. Investments are recorded at cost and are adjusted by undistributed earnings and losses and the distributions of dividends and capital. These investments are reviewed for impairment whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended May 31, 2022, the Company wrote off the remaining book value of eight narrow-body aircraft in Russia which have not been returned to us totaling $4.4 million. While we maintain title to the aircraft and will continue to pursue repossession, we determined that it is unlikely we will regain possession of these eight aircraft – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. The Company recognized $1.5 million of other revenue for these aircraft related to payments received on letters of credit.
During the three months ended May 31, 2021, the Company recorded transactional impairment charges totaling $20.6 million which related to two narrow-body aircraft and were the result of an early lease termination and a scheduled lease expiration. The Company recognized $21.1 million of maintenance revenue for these two aircraft.
Annual Recoverability Assessment
We plan to perform our annual recoverability assessment of all our aircraft during the third quarter of 2022.
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
The recoverability assessment is a comparison of the carrying value of each aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third-party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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
May 31, 2022
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
The carrying amounts and fair values of our financial instruments at May 31, 2022 and February 28, 2022 were as follows:

	May 31, 2022		February 28, 2022
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$20,000	$20,000
Unsecured Term Loan	155,000	152,586	155,000	152,195
Export Credit Agency (“ECA”) Financings	—	—	21,576	21,931
Bank Financings	647,910	638,242	666,258	675,667
Senior Notes	3,700,000	3,574,154	3,700,000	3,776,997
All our financial instruments are classified as Level 2 except for our senior notes, which are classified as Level 1.
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the three months ended May 31, 2022:

Amount
Balance at February 28, 2022	$6,313,950
Additions	41,312
Depreciation	(81,011)
Disposals and transfers to net investment in leases and held for sale	(30,606)
Impairments	(4,428)

Balance at May 31, 2022	$6,239,217

Accumulated depreciation as of May 31, 2022	$2,604,624
Write-off of Russian Aircraft
As of May 31, 2022, nine of our aircraft that were previously leased to Russian airlines remain in Russia. We also have one aircraft outside of Russia that is not operational and not in our possession. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the leasing terminations and our repeated demands for the return of our assets. While we maintain title to the aircraft and will continue to pursue repossession, we determined that it is unlikely we will regain possession of eight of the nine aircraft that remain in Russia. As a result, the Company wrote off the remaining book value of these eight aircraft totaling $4.4 million during three months ended May 31, 2022. These eight aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft, however, collection, timing and amounts of any insurance recoveries is uncertain.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
Our two aircraft not subject to write-off comprise less than 1% of our net book value of our fleet (flight equipment held for lease and net investment in direct financing and sales-type leases, or “Net Book Value”). It is unclear whether we will be able to recover these aircraft or what the condition of the aircraft will be at the time of repossession if we do so or whether we will be able to recover the related technical records and documentation. The Company recognized $23.9 million of maintenance revenue for these two aircraft related to payments received on maintenance letters of credit and is pursuing collection on remaining letters of credit totaling $24.1 million.
Note 4. Lease Rental Revenues
Minimum future annual lease rentals contracted to be received under our existing operating leases of flight equipment at May 31, 2022 were as follows:

Year Ending February 28/29,	Amount(1)
2023 (Remainder of fiscal year)	$434,816
2024	539,300
2025	434,802
2026	314,749
2027	260,343
Thereafter	745,192
Total	$2,729,202
_______________
(1)Reflects impact of lessee lease rental deferrals.
At May 31, 2022 and February 28, 2022, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $18.3 million and $16.5 million, respectively.
Note 5. Net Investment in Leases, Net
At May 31, 2022 and February 28, 2022, our net investment in leases consisted of ten and eleven aircraft, respectively. The components of our net investment in leases at May 31, 2022 and February 28, 2022, were as follows:

	May 31, 2022	February 28, 2022
Lease receivable	$49,729	$52,021
Unguaranteed residual value of flight equipment	100,909	100,068
Net investment leases	150,638	152,089
Allowance for credit losses	(2,338)	(1,764)
Net investment in leases, net	$148,300	$150,325
The activity in the allowance for credit losses related to our net investment in leases for the three months ended May 31, 2022 was as follows:

Amount
Balance at February 28, 2022	$1,764
Provision for credit losses	580
Write-offs	(6)

Balance at May 31, 2022	$2,338

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
At May 31, 2022, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$7,705
2024	8,973
2025	9,509
2026	8,580
2027	8,292
Thereafter	16,281
Total lease payments to be received	59,340
Present value of lease payments - lease receivable	(49,729)
Difference between undiscounted lease payments and lease receivable	$9,611
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of our Net Book Value as of May 31, 2022 and February 28, 2022 was as follows:

	May 31, 2022			February 28, 2022
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	70		32%	71		32%
Europe	87		28%	98		30%
Middle East and Africa	10		4%	10		4%
North America	34		17%	36		17%
South America	25		13%	25		13%
Off-lease	15	(1)	6%	11	(2)	4%
Total	241		100%	251		100%
_______________
(1)Of the fifteen off-lease aircraft at May 31, 2022, we have one narrow-body aircraft and eight wide-body aircraft which we are currently marketing for lease or sale.
(2)Of the eleven off-lease aircraft at February 28, 2022, we have five wide-body aircraft which we are currently marketing for lease or sale.

The following table sets forth individual countries representing at least 10% of our Net Book Value as of May 31, 2022 and February 28, 2022:

	May 31, 2022			February 28, 2022
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$663,307	10%	3	$670,523	10%	3

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended May 31,
Region	2022	2021
Asia and Pacific	33%	34%
Europe	29%	34%
Middle East and Africa	5%	6%
North America	17%	14%
South America	16%	12%

Total	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended May 31,
	2022		2021
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	30%	5	34%
For the three months ended May 31, 2022, the Company recognized $25.4 million of maintenance and other revenue, or 14% of our total revenues, related to payments received on maintenance and general security letters of credit from our former Russian lessees. Total revenue attributable to Russia was less than 10% for the three months ended May 31, 2021.
For the three months ended May 31, 2022 and 2021, total revenue attributable to India was 12% and 12%, respectively.
Judicial Insolvency Proceedings or Similar Protection
As of July 8, 2022, three of our customers, to which we lease seventeen aircraft, are subject to judicial insolvency proceedings or similar protection. We have signed restructured lease agreements for fifteen of these aircraft, subject only to the lessees emerging from their respective judicial insolvency processes.
Note 7. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $295.1 million at May 31, 2022.

Amount
Investment in joint venture at February 28, 2022	$38,317
Earnings from joint venture, net of tax	511
Investment in joint venture at May 31, 2022	$38,828
On June 30, 2022, the Company received full repayment of the unsecured loan facility it provided to the joint venture in the amount of $1.5 million.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At May 31, 2022				At February 28, 2022
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings	$—	—	—%	N/A	$21,576
Bank Financings(1)	647,910	31	3.00% to 4.55%	06/17/23 to 03/06/25	666,258
Less: Debt issuance costs and discounts	(3,147)	—			(3,795)
Total secured debt financings, net of debt issuance costs and discounts	644,763	31			684,039

Unsecured Debt Financings:
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loans	155,000		2.38%	02/27/24	155,000
Revolving Credit Facilities	20,000		2.21%	06/27/22 to 04/26/25	20,000
Less: Debt issuance costs and discounts	(37,896)				(39,159)
Total unsecured debt financings, net of debt issuance costs and discounts	3,837,104				3,835,841

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,481,867				$4,519,880

(1)In May 2022, the Company repaid the principal and accrued interest outstanding under our remaining ECA Financing and incurred early extinguishment costs of $0.5 million.
(2)The borrowings under these financings at May 31, 2022 have a weighted-average fixed rate of interest of 3.45%.
Unsecured Debt Financings:
Revolving Credit Facilities
On May 24, 2022, we entered into an amendment for one of our unsecured revolving credit facilities that expanded the size and extended the term of the facility. As a result, the existing $230.0 million commitment was expanded to $280.0 million, with $35.0 million and $245.0 million of the commitment allocated to Tranche B and Tranche C, respectively. Tranche B will mature on February 28, 2023 and Tranche C will mature on May 23, 2025. Tranche A matured on its stated maturity date of December 27, 2021.
As of May 31, 2022, we had $20.0 million outstanding under our revolving credit facilities and had $1.4 billion available for borrowing.
As of May 31, 2022, we were in compliance with all applicable covenants in our financings.
On June 27, 2022, a $100.0 million commitment under one of our unsecured revolving credit facilities, with a total commitment of $1.0 billion, matured on its stated maturity date. The remaining $900.0 million commitment will mature on April 26, 2025.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
Note 9. Shareholders' Equity
On March 15, 2022, the Company paid a quarterly dividend in the amount of $10.5 million for its Preference Shares, which was approved by the Company’s Board of Directors on January 6, 2022, and accrued as of February 28, 2022.
Note 10. Related Party Transactions
During the three months ended May 31, 2022 and 2021, the Company incurred $1.4 million and $1.0 million, respectively, in fees to Marubeni as part of its intra-company service agreement, whereby Marubeni provides certain management and administrative services to the Company. The Company also entered into a parts management services and supply agreement with an affiliate of Marubeni under which we purchased parts totaling $1.7 million and $0.5 million during the three months ended May 31, 2022 and 2021, respectively.
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
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three months ended May 31, 2022 and 2021 were as follows:

	Three Months Ended May 31,
	2022	2021
U.S. operations	$5,336	$3,711
Non-U.S. operations	5,164	(22,043)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	$10,500	$(18,332)
Our aircraft-owning subsidiaries generally earn income from sources outside the U.S. and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in the U.S. and Ireland are subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The Company’s effective tax rates (“ETR”) for the three months ended May 31, 2022 and 2021 were 31.7% and 45.2%, respectively. The movement in the ETR is primarily caused by changes in the mix of the Company’s pre-tax earnings/(losses) in its taxable and non-tax jurisdictions. Further, the three months ended May 31, 2021 included a significant decrease in Bermuda income.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended May 31,
	2022	2021
Interest on borrowings and other liabilities	$47,241	$54,033
Amortization of deferred financing fees and debt discount	3,597	4,191
Interest expense	50,838	58,224
Less: Interest income	(259)	(35)
Less: Capitalized interest	(285)	(152)

Interest, net	$50,294	$58,037
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate offices and sales and marketing offices, was $0.5 million and $0.4 million for the three months ended May 31, 2022 and 2021, respectively.
As of May 31, 2022, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$1,362
2024	1,753
2025	1,784
2026	1,632
2027	1,571
Thereafter	2,412
Total	$10,514
At May 31, 2022, we had commitments to acquire 23 aircraft for $829.3 million.
Commitments, including $63.7 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, at May 31, 2022, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$472,452
2024	171,258
2025	185,563
2026	—
2027	—
Thereafter	—
Total	$829,273

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2022
Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheets as of May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28, 2022
Deferred income tax asset	$563	$570
Lease incentives and lease premiums, net of amortization of $85,234 and $81,553, respectively	50,906	53,513
Flight equipment held for sale	49,059	77,636
Aircraft purchase deposits and Embraer E-2 progress payments	64,293	56,157
Right-of-use asset(1)	5,828	7,176
Deferred rent receivable	51,988	55,478
Other assets	147,699	105,796

Total other assets	$370,336	$356,326
______________
(1)Net of lease incentives and tenant allowances.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded our consolidated balance sheets as of May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28, 2022
Accounts payable, accrued expenses and other liabilities	$52,565	$58,882
Deferred income tax liability	68,982	66,123
Accrued interest payable	44,690	42,013
Lease liability	8,330	9,846
Lease discounts, net of amortization of $45,355 and $45,546, respectively	398	560

Total accounts payable, accrued expenses and other liabilities	$174,965	$177,424

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended February 28, 2022. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K for the year ended February 28, 2022. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. During the three months ended May 31, 2022, we purchased one aircraft and sold four aircraft and other flight equipment. As of May 31, 2022, we owned and managed on behalf of our joint ventures 250 aircraft leased to 74 lessees located in 44 countries. As of May 31, 2022, the Net Book Value of our fleet was $6.4 billion. The weighted average age of our fleet was 10.4 years and the weighted average remaining lease term was 5.1 years. As of May 31, 2022, we have commitments to acquire 23 aircraft for $829.3 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income (loss) and Adjusted EBITDA were $175.6 million and $7.7 million, $152.9 million for the three months ended May 31, 2022 and $165.8 million, and $(9.8) million and $148.3 million for the three months ended May 31, 2021. Cash flow provided by operating activities was $110.3 million and $70.0 million for the three months ended May 31, 2022 and 2021, respectively. Our business and financial results, customers, and the aviation industry has and will continue to be impacted by the COVID-19 pandemic and the Russian invasion of Ukraine. We believe our platform and personnel position us to effectively manage through these crises and will enable us to take advantage of new investment opportunities when they arise.
While the industry continues to recover from the impact of COVID-19, according to the International Air Transit Association (“IATA”), as of May 31, 2022, air travel was still down to approximately 64% compared to normal levels. We continue to believe long-term demand for air travel will gradually return to historical trends over time.
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
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of July 1, 2022, total liquidity of $1.9 billion includes $1.2 billion of undrawn credit facilities, $0.2 billion of unrestricted cash, $0.1 billion of contracted asset sales and $0.4 billion of projected adjusted operating cash flows through July 1, 2023.
Update on Russian Invasion on Ukraine
As of May 31, 2022, nine of our aircraft that were previously leased to Russian airlines remain in Russia. We also have one aircraft outside of Russia that is not operational and not in our possession. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the leasing terminations and our repeated demands for the return of our assets. While we maintain title to the aircraft and will continue to pursue repossession, we determined that it is unlikely we will regain possession of eight of the nine aircraft that remain in Russia. As a result, the Company wrote off the remaining book value of these eight aircraft totaling $4.4 million during the three months ended May 31, 2022. These eight aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft, however, collection, timing and amounts of any insurance recoveries is uncertain.
Our two aircraft not subject to write-off comprise less than 1% of our Net Book Value. It is unclear whether we will be able to recover these aircraft or what the condition of the aircraft will be at the time of repossession if we do so or whether we will be able to recover the related technical records and documentation.

During the three months ended May 31, 2022, the Company recognized $25.4 million of maintenance and other revenue related to payments received on maintenance and general security letters of credit for our former Russian lessees. The Company is pursuing collection on remaining letters of credit totaling $24.1 million.
Fiscal Year 2022 Lease Expirations and Lease Placements
As of July 8, 2022, we had nine off-lease aircraft and ten aircraft with leases expiring in fiscal year 2022, which combined account for 6.7% of our Net Book Value at May 31, 2022, still to be placed or sold. This includes two aircraft that were previously leased to Russian airlines which have not been returned to us and which account for less than 1% of our Net Book Value at May 31, 2022.
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2023-2026, representing the percentage of our Net Book Value at May 31, 2022, specified below:
•2023: 35 aircraft, representing 10%;
•2024: 45 aircraft, representing 17%;
•2025: 29 aircraft, representing 12%; and
•2026: 13 aircraft, representing 4%.
Acquisitions and Sales
During the three months ended May 31, 2022, we acquired one aircraft. As of May 31, 2022, we had commitments to acquire 23 aircraft for $829.3 million, with delivery through the fourth quarter of 2024, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of July 8, 2022, we have acquired four additional aircraft and have commitments to acquire 23 aircraft for $790.6 million.
During the three months ended May 31, 2022, we sold four aircraft and other flight equipment for net proceeds of $58.2 million, and recognized a net gain on sale of $3.7 million. As of July 8, 2022, we have sold two additional aircraft.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of May 31, 2022 and 2021 (dollars in millions):

Owned Aircraft	As of May 31, 2022	As of May 31, 2021
Net Book Value of Flight Equipment	$6,388	$6,584
Net Book Value of Unencumbered Flight Equipment	$5,322	$5,400
Number of Aircraft(1)	241	250
Number of Unencumbered Aircraft(1)	210	218
Number of Lessees	74	76
Number of Countries	44	42
Weighted Average Age (Years)(2)	10.4	10.8
Weighted Average Remaining Lease Term (Years)(2)	5.1	4.5
Weighted Average Fleet Utilization during the three months ended May 31, 2022 and 2021(3)	94.8%	93.1%
Portfolio Yield for the three months ended May 31, 2022 and 2021(4)	9.2%	8.4%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$295	$309
Number of Aircraft	9	9

(1)Excludes eight aircraft that remain in Russia with zero net book value – see Note 3 in the Notes to Unaudited Consolidated Financial Statements
(2)Weighted by net book value.
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

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of May 31, 2022			Owned Aircraft as of May 31, 2021
	Number of Aircraft		% of Net Book Value	Number of Aircraft		% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	28		19%	15		10%
Narrow-body - current technology	187		63%	209		68%
Wide-body - current technology	22		16%	22		18%
Total Passenger	237		98%	246		96%
Freighter - current technology	4		2%	4		4%
Total	241		100%	250		100%

Manufacturer
Airbus	156		65%	166		64%
Boeing	74		30%	77		34%
Embraer	11		5%	7		2%
Total	241		100%	250		100%

Regional Diversification
Asia and Pacific	70		32%	77		36%
Europe	87		28%	92		28%
Middle East and Africa	10		4%	10		4%
North America	34		17%	28		12%
South America	25		13%	26		13%
Off-lease	15	(2)	6%	17	(3)	7%
Total	241		100%	250		100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the fifteen off-lease aircraft at May 31, 2022, we have one narrow-body aircraft and eight wide-body aircraft which we are currently marketing for lease or sale.
(3)    Of the seventeen off-lease aircraft at May 31, 2021, we have three wide-body aircraft which we are currently marketing for lease or sale.

The top ten customers for aircraft we owned at May 31, 2022, are as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	7.7%	11
LATAM(1)	Chile	7.6%	13
Air Canada	Canada	3.6%	5
Iberia	Spain	3.5%	14
American Airlines	United States	3.5%	8
KLM	Netherlands	3.1%	6
Frontier Airlines	United States	3.1%	4
Aerolineas Argentinas	Argentina	2.9%	5
Lion Air	Indonesia	2.8%	6
easyJet	United Kingdom	2.8%	11
Total top ten customers		40.6%	83
All other customers		59.4%	158
Total all customers		100.0%	241

(1)     LATAM filed for Chapter 11 in May 2020. We have signed restructured leases for all thirteen of the LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process.

RESULTS OF OPERATIONS
Comparison of the three months ended May 31, 2022 to the three months ended May 31, 2021:

	Three Months Ended May 31,
	2022	2021
	(Dollars in thousands)
Revenues:
Lease rental revenue	$144,144	$132,125
Direct financing and sales-type lease revenue	2,598	2,877
Amortization of lease premiums, discounts and incentives	(5,388)	(5,325)
Maintenance revenue	27,099	26,477
Total lease revenue	168,453	156,154
Gain on sale of flight equipment	3,687	9,021
Other revenue	3,424	635
Total revenues	175,564	165,810
Operating expenses:
Depreciation	81,318	82,391
Interest, net	50,294	58,037
Selling, general and administrative	19,916	15,583
Provision for credit losses	580	6
Impairment of flight equipment	4,428	20,583
Maintenance and other costs	8,065	7,528
Total operating expenses	164,601	184,128

Other income (expense):
Loss on extinguishment of debt	(463)	(24)
Other	—	10
Total other income (expense)	(463)	(14)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	10,500	(18,332)
Income tax provision (benefit)	3,329	(8,292)
Earnings of unconsolidated equity method investments, net of tax	511	287
Net income (loss)	$7,682	$(9,753)
Revenues
Total revenues increased $9.8 million for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021.
Lease rental revenue increased $12.0 million as a result of:
•a $15.0 million increase related to nineteen aircraft purchased since March 1, 2021;
•an $11.1 million increase in revenue as the three months ended May 31, 2022 included a lower amount of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method as compared to three months ended May 31, 2021 – see Note 1 in the Notes to Unaudited Consolidated Financial Statements for our lease revenue recognition policy; and
•a $3.3 million increase due to lease extensions, amendments, transitions and other changes.

These increases were partially offset by:
•a $12.7 million decrease due to lease terminations, of which $8.6 million relates to aircraft that were previously leased to Russian airlines; and
•a $4.6 million decrease related to the sale of twelve aircraft since March 1, 2021.
Direct financing and sales-type lease revenue decreased $1.0 million related to the sales of five aircraft since March 1, 2021, partially offset by $0.7 million related to the reclassification of two aircraft to sales-type leases.
Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended May 31,
	2022	2021
	(Dollars in thousands)
Amortization of lease premiums	$(2,555)	$(2,904)
Amortization of lease discounts	129	231
Amortization of lease incentives	(2,962)	(2,652)

Amortization of lease premiums, discounts and incentives	$(5,388)	$(5,325)
Maintenance revenue. For the three months ended May 31, 2022, we recorded $27.1 million of maintenance revenue, of which $23.9 million related to payments received on maintenance letters of credit for two freighter aircraft that were previously leased to a Russian airline. In addition, we recorded maintenance revenue of $2.1 million related to the scheduled lease expiration of one narrow-body aircraft. For the three months ended May 31, 2021, we recorded $26.5 million of maintenance revenue, comprised primarily of $21.7 million related to the scheduled lease expirations of two narrow-body aircraft and the early lease termination of one narrow-body aircraft. In addition, we recorded $4.8 million of maintenance revenue related to one narrow-body and one wide-body aircraft for which the customers were subject to judicial insolvency proceedings or similar protection.
Gain on sale of flight equipment. During the three months ended May 31, 2022, we sold four aircraft for a gain of $3.7 million as compared to the sale of three aircraft during the three months ended May 31, 2021 for a gain of $9.0 million.
Other revenue increased $2.8 million to $3.4 million for the three months ended May 31, 2022 attributable to $1.5 million of payments received on general security letters of credit for aircraft that were previously leased to Russian airlines and $1.8 million of security deposits retained by us in connection with an aircraft lease amendment.
Operating expenses
Total operating expenses decreased $19.5 million for the three months ended May 31, 2022 as compared to the three months ended May 31, 2021.
Depreciation expense decreased $1.1 million primarily attributable to $9.6 million resulting from thirteen aircraft sold since March 1, 2021 and lower depreciation related to aircraft subject to aircraft impairments, including aircraft that were previously leased to Russian airlines. This was partially offset by an increase of $6.8 million related to nineteen aircraft acquired since March 1, 2021.
Interest, net consisted of the following:

	Three Months Ended May 31,
	2022	2021
	(Dollars in thousands)
Interest on borrowings and other liabilities	$47,241	$54,033
Amortization of deferred financing fees and debt discount	3,597	4,191
Interest expense	50,838	58,224
Less: Interest income	(259)	(35)
Less: Capitalized interest	(285)	(152)

Interest, net	$50,294	$58,037

Interest, net decreased $7.7 million due to $633.3 million in lower weighted average debt outstanding and a lower average cost of borrowing.
Selling, general and administrative expenses increased $4.3 million primarily due to an increase in personnel costs, as well as Russia-related legal costs and travel expenses due to increased business travel.
Impairment of aircraft. During the three months ended May 31, 2022, the Company wrote off the remaining book value of eight narrow-body aircraft in Russia which have not been returned to us totaling $4.4 million. While we maintain title to the aircraft and will continue to pursue repossession, we determined that it is unlikely we will regain possession of these eight aircraft – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. The Company recognized $1.5 million of other revenue for these aircraft related to payments received on letters of credit.
During the three months ended May 31, 2021, the Company recorded transactional impairment charges totaling $20.6 million which related to two narrow-body aircraft and were the result of an early lease termination and a scheduled lease expiration. The Company recognized $21.1 million of maintenance revenue for these two aircraft.
Maintenance and other costs were $8.1 million and $7.5 million for the three months ended May 31, 2022 and 2021, respectively, which related to aircraft that have transitioned or will transition to new lessees as a result of lease terminations or scheduled lease expirations. The Company has incurred higher maintenance costs compared to historical levels resulting from extended transition periods driven by supply chain issues and manpower shortages.
Income tax provision (benefit)
Our income tax provision for the three months ended May 31, 2022 was $3.3 million as compared to a benefit of $8.3 million for the three months ended May 31, 2021. The increase in our income tax provision of $11.6 million was primarily attributable to changes in the mix of pre-tax book income/(loss) in Bermuda, Ireland and the United States. Further, the three-month period ended May 31, 2021 included a significant decrease in Bermuda income.
Aircraft Valuation
Annual Recoverability Assessment
We plan to perform our annual recoverability assessment of all our aircraft during the third quarter of 2022.
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have and will focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
The recoverability assessment is a comparison of the carrying value of each aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability assessment, including those relating to current and future demand for each aircraft type, based on management’s experience in the aircraft leasing industry, as well as information received from third-party sources. Estimates of the undiscounted cash flows for each aircraft type are impacted by changes in contracted and future expected lease rates, residual values, expected scrap values, economic conditions and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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
During the three months ended May 31, 2022, we met our liquidity and capital resource needs with $110.3 million of cash flows from operations and $58.2 million of cash from the sale of aircraft and other flight equipment.
As of May 31, 2022, the weighted-average maturity of our secured and unsecured debt financings was 2.8 years and we are in compliance with all applicable covenants.
While the industry continues to recover from the impact of COVID-19, according to IATA, as of May 31, 2022, air travel was still down to approximately 64% compared to normal levels. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide lease concessions to certain customers in the form of deferrals or broader lease restructurings. We may ultimately be unable to collect some or all amounts that we have deferred or may defer in future periods. As of May 31, 2022, we hold $68.8 million in security deposits, $498.4 million in maintenance payments and $111.1 million in letters of credit from our lessees, of which $24.1 million relates to Russian lessees and for which we are pursuing collection.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of July 1, 2022, total liquidity of $1.9 billion includes $1.2 billion of undrawn credit facilities, $0.2 billion of unrestricted cash, $0.1 billion of contracted asset sales and $0.4 billion of projected adjusted operating cash flows through July 1, 2023. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Three Months Ended May 31,
	2022	2021
	(Dollars in thousands)
Net cash flow provided by operating activities	$110,293	$69,990
Net cash flow (used in) provided by investing activities	(14,207)	4,549
Net cash flow used in financing activities	(25,088)	(9,534)
Operating Activities:
Cash flow provided by operating activities was $110.3 million and $70.0 million for the three months ended May 31, 2022 and 2021, respectively. The increase of $40.3 million was primarily attributable to:
•$25.4 million of payments received on maintenance and general security letters of credit for our former Russian lessees;
•an $11.1 million increase in lease rental revenue as the three months ended May 31, 2022 included a lower number of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method; and
•a $9.3 million decrease in accounts receivable and other assets, primarily due to an increase in customer collections, including the repayment of existing lease deferrals, as well as a reduction in requests for new deferrals as compared to the three months ended May 31, 2021.
These inflows were offset by a decrease in cash of $9.2 million resulting from the termination of our Russian leases.
Investing Activities:
Cash flow used in investing activities was $14.2 million for the three months ended May 31, 2022 as compared to cash flow provided by investing activities of $4.5 million for the three months ended May 31, 2021, respectively. The three months ended May 31, 2022 included $8.7 million of net amounts paid for aircraft purchase deposits and progress payments as compared to net amounts returned of $12.0 million for the three months ended May 31, 2021, resulting in a net cash decrease of $20.7 million.
Financing Activities:
Cash flow used in financing activities was $25.1 million and $9.5 million for the three months ended May 31, 2022 and 2021, respectively. The net cash decrease of $15.6 million was primarily attributable to a $12.7 million increase in repayments of secured and unsecured debt financings and $10.5 million in dividends paid for the Company’s Preference Shares.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 – “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $5.9 billion at May 31, 2022 from $6.0 billion at February 28, 2022, due to lower outstanding debt and the related interest thereon resulting from principal repayments, partially offset by higher aircraft purchase commitments.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended May 31, 2022 and 2021, we incurred a total of $27.2 million and $6.5 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of May 31, 2022, the weighted average age by net book value of our aircraft was approximately 10.4 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of several factors, such as in the event of a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors - Risks Related to Our Business - Risks related to our leases - If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 28, 2022.
Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity are not included in our consolidated balance sheets and we record our net investment under the equity method of accounting. See Note 7 – “Unconsolidated Equity Method Investments” in the Notes to Unaudited Consolidated Financial Statements.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of May 31, 2022, the net book value of its nine aircraft was $295.1 million.
Foreign Currency Risk and Foreign Operations
At May 31, 2022, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended May 31, 2022, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $5.1 million in U.S. dollar equivalents and represented 25.6% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended May 31, 2022 and 2021, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended May 31, 2022 and 2021:

	Three Months Ended May 31,
	2022	2021

Net income (loss)	$7,682	$(9,753)
Depreciation	81,318	82,391
Amortization of lease premiums, discounts and incentives	5,388	5,325
Interest, net	50,294	58,037
Income tax provision (benefit)	3,329	(8,292)

EBITDA	148,011	127,708
Adjustments:
Impairment of flight equipment	4,428	20,583
Loss on extinguishment of debt	463	24
Adjusted EBITDA	$152,902	$148,315
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
As of May 31, 2022, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $3.3 million and $2.9 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2022. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Environmental, Social and Governance (“ESG”)
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
Due to the inherent complexities of jet aircraft, decarbonizing aviation requires more radical new technology as compared to other modes of transportation. Sustainable aviation fuels (“SAFs”) are the most readily available means for airline operators to reduce their carbon emissions while using existing technology. Several of the Company’s customers are current users of SAFs, and the Company encourages such efforts. To reach the large-scale SAF usage blend necessary to achieve Net Zero 2050 initiatives, substantial future investments will be needed into global feedstock sources and SAF production and distribution. Since 2018, Marubeni has been a strategic investment partner in SAF development.
In March of 2022, the SEC proposed a series of climate related disclosure requirements with an effective date for certain filers beginning fiscal year 2023. As a voluntary, non-accelerated filer, the Company does not fall under such requirements, however, much of the proposed disclosures can be found in either our Annual Report on Form 10-K, Item 1A., Risk Factors, or will be included in future stand-alone ESG reporting.
In April of 2022, the E.U. proposed the Corporate Sustainability Reporting Directive (“CSRD”) for companies based in the E.U. The CSRD lists new detailed reporting areas regarding sustainability matters in accordance with European Sustainability Reporting Standards (“ESRS”) for reporting years starting on or after January 1, 2023. Although the timeline for implementation has not been finalized, the Company believes these reporting requirements, as proposed, could be included in the future financial disclosures of one or more of our E.U.-based subsidiaries.
Our People
As of May 31, 2022, we had 109 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
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

4.9
Deposit Agreement, dated June 8, 2021, among Aircastle Limited, Computer share Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2022 and February 28, 2022; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended May 31, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 31, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements.*

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

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
Dated: July 13, 2022

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer