Form 10-Q
period 2022-08-31
Aircastle LTD
filed 2022-10-12
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on August 31, 2022 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was $0 because the Registrant’s Common Shares were not publicly traded as of that date. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of October 7, 2022, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	August 31, 2022	February 28, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$246,713	$167,891
Restricted cash and cash equivalents	650	2,791
Accounts receivable	54,960	63,666
Flight equipment held for lease, net	6,355,679	6,313,950
Net investment in leases, net	137,619	150,325
Unconsolidated equity method investments	39,494	38,317
Other assets	327,141	356,326
Total assets	$7,162,256	$7,093,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$626,776	$684,039
Borrowings from unsecured financings, net	3,915,114	3,835,841
Accounts payable, accrued expenses and other liabilities	195,004	177,424
Lease rentals received in advance	43,040	37,361
Security deposits	65,366	69,189
Maintenance payments	498,768	459,713
Total liabilities	5,344,068	5,263,567

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at August 31, 2022 and February 28, 2022	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at August 31, 2022 and February 28, 2022	—	—
Additional paid-in capital	1,878,774	1,878,774
Accumulated deficit	(60,586)	(49,075)
Total shareholders’ equity	1,818,188	1,829,699
Total liabilities and shareholders’ equity	$7,162,256	$7,093,266
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Revenues:
Lease rental revenue	$146,508	$137,589	$290,652	$269,714
Direct financing and sales-type lease revenue	2,265	2,776	4,863	5,653
Amortization of lease premiums, discounts and incentives	(5,518)	(5,835)	(10,906)	(11,159)
Maintenance revenue	20,114	21,218	47,213	47,694
Total lease revenue	163,369	155,748	331,822	311,902
Gain on sale of flight equipment	10,049	1,502	13,736	10,524
Other revenue	161	402	3,585	1,036
Total revenues	173,579	157,652	349,143	323,462

Operating expenses:
Depreciation	82,106	83,391	163,424	165,782
Interest, net	50,587	55,413	100,881	113,450
Selling, general and administrative	17,393	15,990	37,309	31,573
Provision for credit losses	109	6	689	12
Impairment of flight equipment	33,671	21,232	38,099	41,815
Maintenance and other costs	5,212	8,087	13,277	15,615
Total operating expenses	189,078	184,119	353,679	368,247

Other income (expense):
Loss on extinguishment of debt	—	(14,132)	(463)	(14,156)
Other	2,072	57,609	2,072	57,619
Total other income	2,072	43,477	1,609	43,463

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(13,427)	17,010	(2,927)	(1,322)
Income tax provision (benefit)	(4,068)	7,665	(739)	(627)
Earnings of unconsolidated equity method investments, net of tax	666	458	1,177	745

Net income (loss)	$(8,693)	$9,803	$(1,011)	$50

Preference share dividends	(10,500)	(5,658)	(10,500)	(5,658)

Net income (loss) available to common shareholders	$(19,193)	$4,145	$(11,511)	$(5,608)

Total comprehensive income (loss) available to common shareholders	$(19,193)	$4,145	$(11,511)	$(5,608)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,011)	$50
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by operating activities:
Depreciation	163,424	165,782
Amortization of deferred financing costs	7,095	8,384
Amortization of lease premiums, discounts and incentives	10,906	11,159
Deferred income taxes	6,588	4,240
Collections on net investment in leases	4,016	8,065
Security deposits and maintenance payments included in earnings	(2,133)	(30,420)
Gain on sale of flight equipment	(13,736)	(10,524)
Loss on extinguishment of debt	463	14,156
Impairment of flight equipment	38,099	41,815
Provision for credit losses	689	12
Other	(1,179)	(745)
Changes in certain assets and liabilities:
Accounts receivable	5,808	(5,479)
Other assets	(8,223)	(15,413)
Accounts payable, accrued expenses and other liabilities	(2,284)	(10,664)
Lease rentals received in advance	7,094	(704)

Net cash and restricted cash provided by operating activities	215,616	179,714
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(372,474)	(370,187)
Proceeds from sale of flight equipment	171,065	77,900
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	4,504	10,003
Other	1,500	(64)
Net cash and restricted cash used in investing activities	(195,405)	(282,348)
Cash flows from financing activities:
Net proceeds from preference share issuance	—	393,362
Proceeds from secured and unsecured debt financings	75,000	—
Repayments of secured and unsecured debt financings	(58,355)	(546,903)
Debt extinguishment costs	(291)	(13,372)
Deferred financing costs	(1,903)	(4,748)
Security deposits and maintenance payments received	63,758	44,111
Security deposits and maintenance payments returned	(11,239)	(10,219)
Dividends paid	(10,500)	—
Net cash and restricted cash provided by (used in) financing activities	56,470	(137,769)
Net increase in cash and restricted cash:	76,681	(240,403)
Cash and restricted cash at beginning of period	170,682	580,598

Cash and restricted cash at end of period	$247,363	$340,195
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2022	2021
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$246,713	$337,455
Restricted cash and cash equivalents	650	2,740

Unrestricted and restricted cash and cash equivalents	$247,363	$340,195

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$93,007	$107,102
Cash paid for income taxes	$200	$1,201
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$6,100	$1,158
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$14,791	$12,506
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$8,895	$3,554
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Net income	—	—	—	—	—	7,682	7,682
Balance, May 31, 2022	14,048	$—	400	$—	$1,878,774	$(41,393)	$1,837,381
Net loss	—	—	—	—	—	(8,693)	(8,693)
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)

Balance, August 31, 2022	14,048	$—	400	$—	$1,878,774	$(60,586)	$1,818,188

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$1,731,070
Net loss	—	—	—	—	—	(9,753)	(9,753)
Balance, May 31, 2021	14,048	$—	—	$—	$1,485,777	$235,540	$1,721,317
Net loss	—	—	—	—	—	9,803	9,803
Issuance of preference shares	—	—	400	—	393,362	—	393,362
Preference share dividends	—	—	—	—	—	(5,658)	(5,658)
Balance, August 31, 2021	14,048	$—	400	$—	$1,879,139	$239,685	$2,118,824
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of August 31, 2022, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
August 31, 2022
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform Topic 848 (“ASC 848”), in response to the market transition from the London interbank

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
offered rates (“LIBOR”) and other interbank offered rates (“IBORs”) to alternative reference rates. U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022, and cannot be applied to contract modifications that occur after December 31, 2022. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of August 31, 2022, less than 1% of our fleet have floating-rate lease rentals and for the three and six months ended August 31, 2022, 8.0% and 6.5%, respectively, of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are evaluating the election available to us under the standard.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following tables set forth our financial assets as of August 31, 2022 and February 28, 2022 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at August 31, 2022 Using Fair Value Hierarchy
	Fair Value as of August 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$246,713	$246,713	$—	$—	Market
Restricted cash and cash equivalents	650	650	—	—	Market

Total	$247,363	$247,363	$—	$—

		Fair Value Measurements at February 28, 2022 Using Fair Value Hierarchy
	Fair Value as of February 28, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$167,891	$167,891	$—	$—	Market
Restricted cash and cash equivalents	2,791	2,791	—	—	Market

Total	$170,682	$170,682	$—	$—
Our cash and cash equivalents and our restricted cash and cash equivalents consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
For the three and six months ended August 31, 2022, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated joint

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
venture. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach that uses Level 2 inputs, which include third party appraisal data and an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
We account for our investment in unconsolidated joint ventures under the equity method of accounting. Our investment is recorded at cost and is adjusted by undistributed earnings and losses and the distributions of dividends and capital. This investment is reviewed for impairment whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
Aircraft Valuation
Impairment of Flight Equipment
Excluding asset write-offs related to Russia, during the three and six months ended August 31, 2022, the Company recorded impairment charges totaling $6.2 million related to the scheduled lease expiration of one narrow-body aircraft and other flight equipment. The Company recognized $6.1 million of maintenance revenue for this one aircraft during the three and six months ended August 31, 2022.
The Company wrote off the remaining book value of eight narrow-body and one freighter aircraft in Russia which have not been returned to us. As a result, the Company recorded impairment charges totaling $27.5 million and $31.9 million during the three and six months ended August 31, 2022, respectively – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. During the six months ended August 31, 2022, the Company recognized $9.5 million of maintenance and other revenue for these nine aircraft related to payments received on maintenance and general security letters of credit. No revenue was recognized for these nine aircraft during the three months ended August 31, 2022.
During the three months ended August 31, 2021, the Company recorded impairment charges totaling $21.2 million, of which $18.0 million were transactional impairments primarily related to two narrow-body aircraft resulting from early lease terminations. The Company recognized $16.1 million of maintenance revenue for these two aircraft.
During the six months ended August 31, 2021, the Company recorded impairment charges totaling $41.8 million, of which $38.6 million were transactional impairments, primarily related to four narrow-body aircraft resulting from three early lease terminations and one scheduled lease expiration. The Company recognized $37.1 million of maintenance revenue for these four aircraft.
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
August 31, 2022
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
The carrying amounts and fair values of our financial instruments at August 31, 2022 and February 28, 2022 were as follows:

	August 31, 2022		February 28, 2022
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$95,000	$95,000	$20,000	$20,000
Unsecured Term Loan	155,000	152,968	155,000	152,195
Export Credit Agency (“ECA”) Financings	—	—	21,576	21,931
Bank Financings	629,479	613,383	666,258	675,667
Senior Notes	3,700,000	3,481,227	3,700,000	3,776,997
All our financial instruments are classified as Level 2 except for our senior notes, which are classified as Level 1.
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the six months ended August 31, 2022:

Amount
Balance at February 28, 2022	$6,313,950
Additions	361,928
Depreciation	(162,752)
Disposals and transfers to net investment in leases and held for sale	(122,366)
Impairments	(35,081)

Balance at August 31, 2022	$6,355,679

Accumulated depreciation as of August 31, 2022	$2,459,049
Write-off of Russian Aircraft
As of August 31, 2022, nine of our aircraft that were previously leased to Russian airlines remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the sanctions imposed on Russia and leasing terminations. While we will continue to pursue repossession, it is unlikely we will regain possession of any of these nine aircraft. As a result, the Company wrote off the remaining book value of these nine aircraft, resulting in impairment charges totaling $4.4 million and $27.5 million during the three months ended May 31, 2022 and August 31,

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
2022, respectively. These nine aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft, however, collection, timing and amounts of any insurance recoveries is uncertain.
We also had one freighter aircraft outside of Russia that we successfully repossessed during the three months ended August 31, 2022. Additionally, in response to a new wave of sanctions against Russia in the United Kingdom (“U.K.”), the Company terminated the lease of one freighter aircraft with a U.K.-based airline and successfully repossessed that aircraft during the three months ended August 31, 2022. We recognized $11.9 million of maintenance revenue as a result of this lease termination. Subsequent to August 31, 2022, these two freighter aircraft and one wide-body aircraft previously on lease to a Russian airline were sold for gains of approximately $53.0 million.
During the six months ended August 31, 2022, the Company recognized $25.4 million of maintenance and other revenue related to payments received on maintenance and general security letters of credit for our former Russian lessees. We are pursuing collection on remaining letters of credit totaling $24.1 million.
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at August 31, 2022 were as follows:

Year Ending February 28/29,	Amount(1)
2023 (Remainder of fiscal year)	$291,415
2024	546,501
2025	446,371
2026	331,792
2027	276,959
Thereafter	784,086
Total	$2,677,124
_______________
(1)Reflects impact of lessee lease rental deferrals.
At August 31, 2022 and February 28, 2022, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $20.1 million and $16.5 million, respectively.
Note 5. Net Investment in Leases, Net
At August 31, 2022 and February 28, 2022, our net investment in leases consisted of nine and eleven aircraft, respectively. The components of our net investment in leases at August 31, 2022 and February 28, 2022, were as follows:

	August 31, 2022	February 28, 2022
Lease receivable	$46,444	$52,021
Unguaranteed residual value of flight equipment	93,620	100,068
Net investment leases	140,064	152,089
Allowance for credit losses	(2,445)	(1,764)
Net investment in leases, net	$137,619	$150,325

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
The activity in the allowance for credit losses related to our net investment in leases for the six months ended August 31, 2022 was as follows:

Amount
Balance at February 28, 2022	$1,764
Provision for credit losses	689
Write-offs	(8)

Balance at August 31, 2022	$2,445
At August 31, 2022, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$3,983
2024	8,973
2025	9,509
2026	8,353
2027	8,292
Thereafter	16,103
Total lease payments to be received	55,213
Present value of lease payments - lease receivable	(46,444)
Difference between undiscounted lease payments and lease receivable	$8,769
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in direct financing and sales-type leases, or “Net Book Value”) as of August 31, 2022 and February 28, 2022 was as follows:

	August 31, 2022			February 28, 2022
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	65		29%	71		32%
Europe	90		29%	98		30%
Middle East and Africa	10		4%	10		4%
North America	37		19%	36		17%
South America	26		13%	25		13%
Off-lease	15	(1)	6%	11	(2)	4%
Total	243		100%	251		100%
_______________
(1)Of the fifteen off-lease aircraft at August 31, 2022, we have two narrow-body aircraft and six wide-body aircraft which we are currently marketing for lease or sale.
(2)Of the eleven off-lease aircraft at February 28, 2022, we have three wide-body aircraft which we are currently marketing for lease or sale.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
The following table sets forth individual countries representing at least 10% of our Net Book Value as of August 31, 2022 and February 28, 2022:

	August 31, 2022			February 28, 2022
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$656,090	10%	3	$670,523	10%	3
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
Region	2022	2021	2022	2021
Asia and Pacific	35%	32%	34%	33%
Europe	29%	36%	29%	35%
Middle East and Africa	5%	5%	5%	5%
North America	18%	15%	17%	15%
South America	13%	12%	15%	12%

Total	100%	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended August 31,				Six Months Ended August 31,
	2022		2021		2022		2021
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	28%	4	30%	3	23%	5	34%
For the three months ended August 31, 2022, total revenue attributable to the U.K, the United States, and India was 11%, 11%, and 10%, respectively. Total revenue attributable to the U.K. included $11.9 million of maintenance revenue resulting from the lease termination of one freighter aircraft – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. For the three months ended August 31, 2021, total revenue attributable to India was 13% and less than 10% for the U.K. and the United States.
For the six months ended August 31, 2022 and 2021, total revenue attributable to India was 11% and 13%, respectively.
Judicial Insolvency Proceedings or Similar Protection
As of October 7, 2022, three of our customers, to which we lease sixteen aircraft, are subject to judicial insolvency proceedings or similar protection. We have signed restructured lease agreements for fifteen of these aircraft, subject only to the lessees emerging from their respective judicial insolvency processes, and a restructured lease commitment for one of these aircraft.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
Note 7. Unconsolidated Equity Method Investments
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $292.0 million at August 31, 2022.

Amount
Investment in joint venture at February 28, 2022	$38,317
Earnings from joint venture, net of tax	1,177
Investment in joint venture at August 31, 2022	$39,494
On June 30, 2022, the Company received full repayment of the unsecured loan facility it provided to the joint venture in the amount of $1.5 million.
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At August 31, 2022				At February 28, 2022
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$—	—	—%	N/A	$21,576
Bank Financings(2)	629,479	31	3.13% to 4.55%	06/17/23 to 03/06/25	666,258
Less: Debt issuance costs and discounts	(2,703)	—			(3,795)
Total secured debt financings, net of debt issuance costs and discounts	626,776	31			684,039

Unsecured Debt Financings:
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loans	155,000		3.38%	02/27/24	155,000
Revolving Credit Facilities	95,000		3.24% to 4.24%	02/28/23 to 05/24/25	20,000
Less: Debt issuance costs and discounts	(34,886)				(39,159)
Total unsecured debt financings, net of debt issuance costs and discounts	3,915,114				3,835,841

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,541,890				$4,519,880

(1)In May 2022, the Company repaid the principal and accrued interest outstanding under our remaining ECA Financing and incurred early extinguishment costs of $0.5 million.
(2)The borrowings under these financings at August 31, 2022 have a weighted-average fixed rate of interest of 3.81%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
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
On June 27, 2022, a $100.0 million commitment under one of our unsecured revolving credit facilities, with a total commitment of $1.0 billion, matured on its stated maturity date. On September 8, 2022, we entered into an amendment that expanded the size of the facility from $900.0 million to $1.0 billion and replaced LIBOR with Term Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate. The facility bears interest at Adjusted Term SOFR (as defined in the amendment to the credit agreement) plus a margin of 1.625% per year and matures on April 26, 2025.
On July 30, 2022, a $50.0 million commitment under our revolving credit facility with Mizuho Bank Ltd., a related party, matured on its stated maturity date.
As of August 31, 2022, we had $95.0 million outstanding under our revolving credit facilities and had $1.2 billion available for borrowing.
As of August 31, 2022, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders' Equity
On March 15, 2022, the Company paid a quarterly dividend in the amount of $10.5 million for its Preference Shares, which was approved by the Company’s Board of Directors on January 6, 2022, and accrued as of February 28, 2022.
On September 15, 2022, the Company paid a quarterly dividend in the amount of $10.5 million for its Preference Shares, which was approved by the Company’s Board of Directors on July 6, 2022, and accrued as of August 31, 2022.
Note 10. Related Party Transactions
The Company incurred fees from Marubeni as part of its intra-company service agreement totaling $1.2 million and $0.9 million during the three months ended August 31, 2022 and 2021, respectively, and $2.6 million and $1.9 million during the six months ended August 31, 2022 and 2021, respectively, whereby Marubeni provides certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $2.3 million and $1.4 million during the three months ended August 31, 2022 and 2021, respectively, and $4.0 million and $2.0 million during the six months ended August 31, 2022 and 2021, respectively.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investments for the three and six months ended August 31, 2022 and 2021 were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
U.S. operations	$4,790	$4,479	$10,126	$8,190
Non-U.S. operations	(18,217)	12,531	(13,053)	(9,512)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	$(13,427)	$17,010	$(2,927)	$(1,322)
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
The Company’s effective tax rates (“ETRs”) for the three months ended August 31, 2022 and 2021 were 30.3% and 45.1% , and for the six months ended August 31, 2022 and 2021 were 25.2% and 47.4%, respectively. The movement in the ETR is primarily caused by changes in the mix of the Company’s pre-tax earnings/(losses) in its taxable and non-tax jurisdictions. The six months ended August 31, 2022 included net non-cash impairment charges, which were recorded in a low tax jurisdiction. Further, the three and six months ended August 31, 2021 included income from the sale of unsecured claims filed by the Company against LATAM Airlines Group S.A. and certain of its subsidiaries (“LATAM”) in respect of LATAM’s Chapter 11 filing (the “LATAM Bankruptcy”), which was recorded in a low tax jurisdiction.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Interest on borrowings and other liabilities	$48,392	$51,807	$95,633	$106,135
Amortization of deferred financing fees and debt discount	3,498	4,193	7,095	8,384
Interest expense	51,890	56,000	102,728	114,519
Less: Interest income	(748)	(382)	(1,007)	(712)
Less: Capitalized interest	(555)	(205)	(840)	(357)

Interest, net	$50,587	$55,413	$100,881	$113,450

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
Note 13. Commitments and Contingencies
Rent expense for the corporate offices and sales and marketing offices was $0.4 million and $0.4 million, and $0.9 million and $0.8 million, for the three and six months ended August 31, 2022 and 2021, respectively.
As of August 31, 2022, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$899
2024	1,747
2025	1,778
2026	1,630
2027	1,571
Thereafter	2,412
Total	$10,037
At August 31, 2022, we had commitments to acquire 21 aircraft for $748.1 million.
At August 31, 2022, commitments, including $54.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$375,356
2024	178,315
2025	194,469
2026	—
2027	—
Thereafter	—
Total	$748,140
Note 14. Other Assets
The following table describes the principal components of other assets on our consolidated balance sheets as of August 31, 2022 and February 28, 2022:

	August 31, 2022	February 28, 2022
Deferred income tax asset	$465	$570
Lease incentives and lease premiums, net of amortization of $82,250 and $81,553, respectively	55,152	53,513
Flight equipment held for sale	32,852	77,636
Aircraft purchase deposits and Embraer E-2 progress payments	67,533	56,157
Right-of-use asset(1)	5,519	7,176
Deferred rent receivable	47,634	55,478
Other assets	117,986	105,796

Total other assets	$327,141	$356,326
______________
(1)Net of lease incentives and tenant allowances.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2022
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
The following table describes the principal components of accounts payable, accrued expenses and other liabilities recorded our consolidated balance sheets as of August 31, 2022 and February 28, 2022:

	August 31, 2022	February 28, 2022
Accounts payable, accrued expenses and other liabilities	$70,436	$58,882
Deferred income tax liability	72,606	66,123
Accrued interest payable	43,755	42,013
Lease liability	7,935	9,846
Lease discounts, net of amortization of $45,481 and $45,546, respectively	272	560

Total accounts payable, accrued expenses and other liabilities	$195,004	$177,424
Note 16. Subsequent Event
On September 8, 2022, we expanded the size of one of our unsecured revolving credit facilities by $100.0 million to $1.0 billion – see Note 8 in the Notes to Unaudited Consolidated Financial Statements.
In September 2022, we sold two freighter aircraft and one wide-body aircraft for gains of approximately $53.0 million – see Note 3 in the Notes to Unaudited Consolidated Financial Statements.

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. During the six months ended August 31, 2022, we purchased eight aircraft and sold nine aircraft and other flight equipment. As of August 31, 2022, we owned and managed on behalf of our joint ventures 252 aircraft leased to 74 lessees located in 45 countries. As of August 31, 2022, the Net Book Value of our fleet was $6.5 billion. The weighted average age of our fleet was 10.3 years and the weighted average remaining lease term was 5.0 years. As of August 31, 2022, we have commitments to acquire 21 aircraft for $748.1 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net loss and Adjusted EBITDA were $173.6 million and $349.1 million, $8.7 million $1.0 million, and $159.1 million, and $312.0 million, respectively, for the three and six months ended August 31, 2022. Cash flow provided by operating activities was $215.6 million and $179.7 million for the six months ended August 31, 2022 and 2021, respectively. Our business and financial results, customers, and the aviation industry has and will continue to be impacted by the COVID-19 pandemic and the Russian invasion of Ukraine. We believe our platform and personnel position us to effectively manage through these crises and will enable us to take advantage of new investment opportunities when they arise.
While the industry continues to recover from the impact of COVID-19, according to the International Air Transit Association (“IATA”), as of August 31, 2022, air travel was still down to approximately 74% compared to normal levels. We continue to believe long-term demand for air travel will gradually return to historical trends over time.
Historically, growth in commercial air traffic has been correlated with world economic activity. Prior to the COVID-19 pandemic, commercial air traffic growth expanded at a rate of approximately 1 to 2 times that of global GDP growth. This expansion of air travel has driven growth in the world aircraft fleet; and there are approximately 25,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 50% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a two to three percent average annual rate.
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
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of October 1, 2022, total liquidity of $2.1 billion includes $1.4 billion of undrawn credit facilities, $0.3 billion of unrestricted cash and $0.4 billion of projected adjusted operating cash flows through October 1, 2023.
Update on Russian Invasion of Ukraine
As of August 31, 2022, nine of our aircraft that were previously leased to Russian airlines remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the sanctions imposed on Russia and leasing terminations. While will continue to pursue repossession, it is unlikely we will regain possession of any of these nine aircraft. As a result, the Company wrote off the remaining book value of these nine aircraft, resulting in impairment charges totaling $4.4 million and $27.5 million during the three months ended May 31, 2022 and August 31, 2022, respectively. These nine aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft, however, collection, timing and amounts of any insurance recoveries is uncertain.
We also had one freighter aircraft outside of Russia that we successfully repossessed during the three months ended August 31, 2022. Additionally, in response to a new wave of sanctions in the U.K., the Company terminated the lease of one freighter aircraft with a U.K.-based airline and successfully repossessed that aircraft during the three months ended August 31, 2022. We recognized $11.9 million of maintenance revenue as a result of this lease termination. Subsequent to August 31, 2022, these two freighter aircraft and a wide-body aircraft previously on lease to a Russian airline were sold for gains of approximately $53.0 million.
During the six months ended August 31, 2022, the Company recognized $25.4 million of maintenance and other revenue related to payments received on maintenance and general security letters of credit for our former Russian lessees. We are pursuing collection on remaining letters of credit totaling $24.1 million.
Fiscal Year 2022 Lease Expirations and Lease Placements
As of October 7, 2022, we had ten off-lease aircraft and five aircraft with leases expiring in fiscal year 2022, which combined account for less than 6% of our Net Book Value at August 31, 2022, still to be placed or sold.
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2023-2026, representing the percentage of our Net Book Value at August 31, 2022, specified below:
•2023: 33 aircraft, representing 9%;
•2024: 41 aircraft, representing 15%;
•2025: 28 aircraft, representing 12%; and
•2026: 17 aircraft, representing 6%.
Acquisitions and Sales
During the six months ended August 31, 2022, we acquired eight aircraft for $320.0 million. As of August 31, 2022, we had commitments to acquire 21 aircraft for $748.1 million, with delivery through the fourth quarter of 2024, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of October 7, 2022, we have acquired two additional aircraft and have commitments to acquire nineteen aircraft for $674.2 million.
During the six months ended August 31, 2022, we sold nine aircraft and other flight equipment for net proceeds of $171.1 million and recognized a net gain on sale of $13.7 million. As of October 7, 2022, we have sold five additional aircraft.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.1 billion in equity capital from private and public investors. We also raised $19.0 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of August 31, 2022 and 2021 (dollars in millions):

Owned Aircraft	As of August 31, 2022	As of August 31, 2021
Net Book Value of Flight Equipment	$6,493	$6,761
Net Book Value of Unencumbered Flight Equipment	$5,447	$5,593
Number of Aircraft(1)	243	255
Number of Unencumbered Aircraft(1)	212	223
Number of Lessees	74	76
Number of Countries	45	42
Weighted Average Age (Years)(2)	10.3	10.6
Weighted Average Remaining Lease Term (Years)(2)	5.0	4.6
Weighted Average Fleet Utilization during the three months ended August 31, 2022 and 2021(3)	94.9%	94.1%
Weighted Average Fleet Utilization during the six months ended August 31, 2022 and 2021(3)	94.8%	93.6%
Portfolio Yield for the three months ended August 31, 2022 and 2021(4)	9.2%	8.7%
Portfolio Yield for the six months ended August 31, 2022 and 2021(4)	9.2%	8.5%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$292	$305
Number of Aircraft	9	9

(1)Excludes nine aircraft that remain in Russia with zero net book value – see Note 3 in the Notes to Unaudited Consolidated Financial Statements
(2)Weighted by net book value.
(3)Aircraft on-lease days as a percent of total days in period weighted by net book value.
(4)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of August 31, 2022			Owned Aircraft as of August 31, 2021
	Number of Aircraft		% of Net Book Value	Number of Aircraft		% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	31		21%	19		13%
Narrow-body - current technology	186		61%	210		66%
Wide-body - current technology	21		15%	22		17%

Total Passenger	238		97%	251		96%
Freighter - current technology	5		3%	4		4%
Total	243		100%	255		100%

Manufacturer
Airbus	159		66%	171		65%
Boeing	72		29%	77		33%
Embraer	12		5%	7		2%
Total	243		100%	255		100%

Regional Diversification
Asia and Pacific	65		29%	74		33%
Europe	90		29%	96		29%
Middle East and Africa	10		4%	10		4%
North America	37		19%	33		15%
South America	26		13%	25		13%
Off-lease	15	(2)	6%	17	(3)	6%

Total	243		100%	255		100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the fifteen off-lease aircraft at August 31, 2022, we have two narrow-body aircraft and six wide-body aircraft which we are currently marketing for lease or sale.
(3)    Of the seventeen off-lease aircraft at August 31, 2021, we have two wide-body aircraft which we are currently marketing for lease or sale.

The top ten customers for aircraft we owned at August 31, 2022 are as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	7.5%	11
LATAM(1)	Chile	7.3%	13
American Airlines	United States	3.9%	9
KLM	Netherlands	3.5%	7
Air Canada	Canada	3.5%	5
Viva Aerobus	Mexico	3.5%	6
Iberia	Spain	3.4%	14
Frontier Airlines	United States	3.0%	4
Aerolineas Argentinas	Argentina	2.8%	5
easyJet	United Kingdom	2.7%	11
Total top ten customers		41.1%	85
All other customers		58.9%	158
Total all customers		100.0%	243

(1)     LATAM filed for Chapter 11 in May 2020. We have signed restructured leases for all thirteen of the LATAM aircraft, subject only to LATAM emerging from the Chapter 11 process.

RESULTS OF OPERATIONS
Comparison of the three months ended August 31, 2022 to the three months ended August 31, 2021:

	Three Months Ended August 31,
	2022	2021
	(Dollars in thousands)
Revenues:
Lease rental revenue	$146,508	$137,589
Direct financing and sales-type lease revenue	2,265	2,776
Amortization of lease premiums, discounts and incentives	(5,518)	(5,835)
Maintenance revenue	20,114	21,218
Total lease revenue	163,369	155,748
Gain on sale of flight equipment	10,049	1,502
Other revenue	161	402
Total revenues	173,579	157,652
Operating expenses:
Depreciation	82,106	83,391
Interest, net	50,587	55,413
Selling, general and administrative	17,393	15,990
Provision for credit losses	109	6
Impairment of flight equipment	33,671	21,232
Maintenance and other costs	5,212	8,087
Total operating expenses	189,078	184,119

Other income (expense):
Loss on extinguishment of debt	—	(14,132)
Other	2,072	57,609
Total other income	2,072	43,477

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investments	(13,427)	17,010
Income tax provision (benefit)	(4,068)	7,665
Earnings of unconsolidated equity method investments, net of tax	666	458
Net income (loss)	$(8,693)	$9,803
Revenues
Total revenues increased $15.9 million for the three months ended August 31, 2022 as compared to the three months ended August 31, 2021.
Lease rental revenue increased $8.9 million as a result of:
•a $15.8 million increase in revenue as the three months ended August 31, 2022 included a lower amount of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method as compared to the three months ended August 31, 2021 – see Note 1 in the Notes to Unaudited Consolidated Financial Statements for our lease revenue recognition policy; and
•a $15.6 million increase related to 24 aircraft purchased since June 1, 2021.
These increases were partially offset by:
•a $15.2 million decrease due to lease terminations, of which $12.4 million relates to aircraft for which the leases were terminated as a result of sanctions against Russia;
•a $5.4 million decrease related to the sale of thirteen aircraft since June 1, 2021; and
•a $1.9 million decrease due to lease extensions, amendments, transitions and other changes.

Direct financing and sales-type lease revenue decreased $0.5 million, primarily related to the sales of five aircraft since June 1, 2021, partially offset by the reclassification of two aircraft to sales-type leases.
Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended August 31,
	2022	2021
	(Dollars in thousands)
Amortization of lease premiums	$(2,723)	$(3,597)
Amortization of lease discounts	126	227
Amortization of lease incentives	(2,921)	(2,465)

Amortization of lease premiums, discounts and incentives	$(5,518)	$(5,835)

Maintenance revenue. For the three months ended August 31, 2022, we recorded $20.1 million of maintenance revenue, comprised primarily of $7.5 million related to the scheduled lease expirations of two narrow-body aircraft and $11.9 million related to the early lease termination of one freighter aircraft as a result of a new wave of sanctions against Russia in the U.K. – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. For the three months ended August 31, 2021, we recorded $21.2 million of maintenance revenue, comprised primarily of $17.0 million related to the early lease terminations of three narrow-body aircraft.
Gain on sale of flight equipment. During the three months ended August 31, 2022 we sold five aircraft for a gain of $10.0 million as compared to the sale of one aircraft during the three months ended August 31, 2021 for a gain of $1.5 million.
Operating expenses
Total operating expenses increased $5.0 million for the three months ended August 31, 2022 as compared to the three months ended August 31, 2021.
Depreciation expense decreased $1.3 million primarily attributable to $10.3 million resulting from fourteen aircraft sold since June 1, 2021 and lower depreciation related to aircraft subject to impairments, including aircraft that were previously leased to Russian airlines. This was partially offset by an increase of $7.3 million related to 24 aircraft acquired since June 1, 2021.
Interest, net consisted of the following:

	Three Months Ended August 31,
	2022	2021
	(Dollars in thousands)
Interest on borrowings and other liabilities	$48,392	$51,807
Amortization of deferred financing fees and debt discount	3,498	4,193
Interest expense	51,890	56,000
Less: Interest income	(748)	(382)
Less: Capitalized interest	(555)	(205)

Interest, net	$50,587	$55,413
Interest, net decreased $4.8 million, primarily due to $408.3 million in lower weighted average debt outstanding.
Selling, general and administrative expenses increased $1.4 million, primarily due to due to an increase in Russia-related legal costs and travel expenses due to increased business travel.
Impairment of aircraft. During the three months ended August 31, 2022, the Company wrote off the remaining book value of one freighter aircraft in Russia, which has not been returned to us, in the amount of $27.5 million. While we maintain title to the aircraft and will continue to pursue repossession, we determined that it is unlikely we will regain possession of this aircraft – see Note 3 in the Notes to Unaudited Consolidated Financial Statements.

The Company also recorded impairment charges totaling $6.2 million related to the scheduled lease expiration of one narrow-body aircraft and other flight equipment during the three months ended August 31, 2022. The Company recognized $6.1 million of maintenance revenue for this one aircraft.
During the three months ended August 31, 2021, the Company recorded impairment charges totaling $21.2 million, of which $18.0 million were transactional impairments primarily related to two narrow-body aircraft resulting from early lease terminations. The Company recognized $16.1 million of maintenance revenue for these two aircraft.
Maintenance and other costs were $5.2 million and $8.1 million for the three months ended August 31, 2022 and 2021, respectively, which related to aircraft that have transitioned or will transition to new lessees as a result of lease terminations or scheduled lease expirations. The Company incurred higher maintenance costs during the three months ended August 31, 2021 and continues to incur higher costs compared to historical levels, resulting from extended transition periods driven by supply chain issues and manpower shortages.
Other income (expense)
Total other income decreased $41.4 million for the three months ended August 31, 2022 as compared to the three months ended August 31, 2021. During the three months ended August 31, 2021, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to the LATAM Bankruptcy into other income. This was partially offset by a $14.1 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022.
Income tax provision (benefit)
Our income tax benefit for the three months ended August 31, 2022 was a $4.1 million benefit as compared to a provision of $7.7 million for the three months ended August 31, 2021. The decrease in our income tax provision of $11.7 million was primarily attributable to changes in the mix of pre-tax book income/(loss) in Bermuda, Ireland and the United States. The three months ended August 31, 2022 included certain net non-cash impairment charges, which were recorded in a low tax jurisdiction. Further, the three months ended August 31, 2021 included income from the sale of unsecured claims related to the LATAM Bankruptcy, which was recorded in a low tax jurisdiction.

RESULTS OF OPERATIONS
Comparison of the six months ended August 31, 2022 to the six months ended August 31, 2021:

	Six Months Ended August 31,
	2022	2021
	(Dollars in thousands)
Revenues:
Lease rental revenue	$290,652	$269,714
Direct financing and sales-type lease revenue	4,863	5,653
Amortization of lease premiums, discounts and incentives	(10,906)	(11,159)
Maintenance revenue	47,213	47,694
Total lease revenue	331,822	311,902
Gain on sale of flight equipment	13,736	10,524
Other revenue	3,585	1,036
Total revenues	349,143	323,462
Operating expenses:
Depreciation	163,424	165,782
Interest, net	100,881	113,450
Selling, general and administrative	37,309	31,573
Provision for credit losses	689	12
Impairment of flight equipment	38,099	41,815
Maintenance and other costs	13,277	15,615
Total operating expenses	353,679	368,247

Other income (expense):
Loss on extinguishment of debt	(463)	(14,156)
Other	2,072	57,619
Total other income	1,609	43,463

Loss from continuing operations before income taxes and earnings of unconsolidated equity method investments	(2,927)	(1,322)
Income tax benefit	(739)	(627)
Earnings of unconsolidated equity method investments, net of tax	1,177	745
Net income (loss)	$(1,011)	$50
Revenues
Total revenues increased $25.7 million for the six months ended August 31, 2022 as compared to the six months ended August 31, 2021.
Lease rental revenue increased $20.9 million as a result of:
•a $30.5 million increase related to 26 aircraft purchased since March 1, 2021;
•a $22.4 million increase in revenue as the six months ended August 31, 2022 included a lower amount of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method as compared to the six months ended August 31, 2021 – see Note 1 in the Notes to Unaudited Consolidated Financial Statements for our lease revenue recognition policy; and
•a $6.5 million increase due to lease extensions, amendments, transitions and other changes.

These increases were partially offset by:
•a $28.2 million decrease due to lease terminations, of which $21.3 million relates to aircraft for which the leases were terminated as a result of sanctions against Russia; and
•a $10.3 million decrease related to the sale of sixteen aircraft since March 1, 2021.
Direct financing and sales-type lease revenue decreased $0.8 million, primarily related to the sales of five aircraft since March 1, 2021, partially offset by the reclassification of two aircraft to sales-type leases.
Amortization of lease premiums, discounts and lease incentives:

	Six Months Ended August 31,
	2022	2021
	(Dollars in thousands)
Amortization of lease premiums	$(5,278)	$(6,500)
Amortization of lease discounts	255	457
Amortization of lease incentives	(5,883)	(5,116)

Amortization of lease premiums, discounts and incentives	$(10,906)	$(11,159)
Maintenance revenue. For the six months ended August 31, 2022, we recorded $47.2 million of maintenance revenue, of which $23.9 million related to payments received on maintenance letters of credit for our former Russian lessees and $11.9 million related to the early termination of one freighter aircraft as a result of a new wave of sanctions against Russia in the U.K. – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. In addition, we recorded maintenance revenue of $9.6 million related to the scheduled lease expirations of three narrow-body aircraft.
For the six months ended August 31, 2021, we recorded $47.7 million of maintenance revenue, comprised primarily of $41.9 million related to the scheduled lease expirations of four narrow-body aircraft and the early lease terminations of three narrow-body and one wide-body aircraft. In addition, we recorded $5.4 million of maintenance revenue related to one narrow-body and one wide-body aircraft for which the customers were previously subject to judicial insolvency proceedings or similar protection.
Gain on sale of flight equipment. During the six months ended August 31, 2022, we sold nine aircraft for a gain of $13.7 million as compared to the sale of four aircraft during the six months ended August 31, 2021 for a gain of $10.5 million.
Other revenue increased $2.5 million to $3.6 million for the six months ended August 31, 2022 attributable to $1.5 million of payments received on general security letters of credit for our former Russian lessees and $1.8 million of security deposits retained by us in connection with an aircraft lease amendment.
Operating expenses
Total operating expenses decreased $14.6 million for the six months ended August 31, 2022 as compared to the six months ended August 31, 2021.
Depreciation expense decreased $2.4 million primarily attributable to $19.9 million resulting from seventeen aircraft sold since March 1, 2021 and lower depreciation related to aircraft subject to impairments, including aircraft that were previously leased to Russian airlines. This was partially offset by an increase of $14.1 million related to 26 aircraft acquired since March 1, 2021.

Interest, net consisted of the following:

	Six Months Ended August 31,
	2022	2021
	(Dollars in thousands)
Interest on borrowings and other liabilities	$95,633	$106,135
Amortization of deferred financing fees and debt discount	7,095	8,384
Interest expense	102,728	114,519
Less: Interest income	(1,007)	(712)
Less: Capitalized interest	(840)	(357)

Interest, net	$100,881	$113,450
Interest, net decreased $12.6 million, primarily due to $518.9 million in lower weighted average debt outstanding.
Selling, general and administrative expenses increased $5.7 million, primarily due to an increase in personnel costs, as well as Russia-related legal costs and travel expenses due to increased business travel.
Impairment of aircraft. During the six months ended August 31, 2022, the Company wrote off the remaining book value of eight narrow-body and one freighter aircraft in Russia, which have not been returned to us, totaling $31.9 million. While we maintain title to the aircraft and will continue to pursue repossession, we determined that it is unlikely we will regain possession of these nine aircraft – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. The Company recognized $9.5 million of maintenance and other revenue for these nine aircraft related to payments received on maintenance and general security letters of credit.
The Company also recorded impairment charges totaling $6.2 million related to the scheduled lease expiration of one narrow-body aircraft and other flight equipment during the six months ended August 31, 2022. The Company recognized $6.1 million of maintenance revenue for this one aircraft.
During the six months ended August 31, 2021, the Company recorded impairment charges totaling $41.8 million, of which $38.6 million were transactional impairments, primarily related to four narrow-body aircraft resulting from three early lease terminations and one scheduled lease expiration. The Company recognized $37.1 million of maintenance revenue for these four aircraft.
Maintenance and other costs were $13.3 million and $15.6 million for the six months ended August 31, 2022 and 2021, respectively, which related to aircraft that have transitioned or will transition to new lessees as a result of lease terminations or scheduled lease expirations. The Company incurred higher maintenance costs during the six months ended August 31, 2021 and continues to incur higher costs compared to historical levels, resulting from extended transition periods driven by supply chain issues and manpower shortages.
Other income (expense)
Total other income decreased by $41.9 million for the six months ended August 31, 2022 as compared to the six months ended August 31, 2021. During the six months ended August 31, 2021, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to the LATAM Bankruptcy into other income. This was partially offset by a $14.1 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022.
Income tax benefit
Our income tax benefit for the six months ended August 31, 2022 and 2021 was $0.7 million and $0.6 million, respectively. The six months ended August 31, 2022 included net non-cash impairment charges, which were recorded in a low tax jurisdiction. Further, the six months ended August 31, 2021 included income from the sale of unsecured claims related to the LATAM Bankruptcy, which was recorded in a low tax jurisdiction.

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
During the six months ended August 31, 2022, we met our liquidity and capital resource needs with $215.6 million of cash flows from operations and $171.1 million of cash from the sale of aircraft and other flight equipment.
As of August 31, 2022, the weighted-average maturity of our secured and unsecured debt financings was 2.6 years and we were in compliance with all applicable covenants.
While the industry continues to recover from the impact of COVID-19, according to IATA, as of August 31, 2022, air travel was still down to approximately 74% compared to normal levels. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide lease concessions to certain customers in the form of deferrals or broader lease restructurings. We may ultimately be unable to collect some or all amounts that we have deferred or may defer in future periods. As of August 31, 2022, we hold $65.4 million in security deposits, $498.8 million in maintenance payments and $109.9 million in letters of credit from our lessees, of which $24.1 million relates to our former Russian lessees and for which we are pursuing collection.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of October 1, 2022, total liquidity of $2.1 billion includes $1.4 billion of undrawn credit facilities, $0.3 billion of unrestricted cash and $0.4 billion of projected adjusted operating cash flows through October 1, 2023. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Six Months Ended August 31,
	2022	2021
	(Dollars in thousands)
Net cash flow provided by operating activities	$215,616	$179,714
Net cash flow used in investing activities	(195,405)	(282,348)
Net cash flow provided by (used in) financing activities	56,470	(137,769)
Operating Activities:
Cash flow provided by operating activities was $215.6 million and $179.7 million for the six months ended August 31, 2022 and 2021, respectively. The increase of $35.9 million was primarily attributable to:
•$25.4 million of payments received on maintenance and general security letters of credit for our former Russian lessees;
•a $22.4 million increase in lease rental revenue as the six months ended August 31, 2022 included a lower number of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method; and
•an $18.5 million increase in cash related to accounts receivable and other assets, primarily due to an increase in customer collections, including the repayment of lease deferrals, as global air traffic recovers from the COVID-19 pandemic.
These inflows were offset by a decrease in cash of $21.1 million resulting from the termination of our Russian leases.
Investing Activities:
Cash flow used in investing activities was $195.4 million and $282.3 million for the six months ended August 31, 2022 and 2021, respectively. The decrease of $86.9 million was primarily attributable to a $93.2 million increase in proceeds from the sale of flight equipment.
Financing Activities:
Cash flow provided by financing activities was $56.5 million for the six months ended August 31, 2022 as compared to cash flow used in financing activities of $137.8 million for the six months ended August 31, 2021. The net cash increase of $194.2 million was primarily attributable to a $563.5 million decrease in repayments of secured and unsecured debt financings, net of proceeds. In addition, security deposits and maintenance payments received, net of payments returned, increased $18.6 million for the six months ended August 31, 2022 as compared to the six months ended August 31, 2021.
These inflows were partially offset by a $393.4 million decrease in net proceeds from the issuance of preference shares.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 – “Secured and Unsecured Debt Financings” in the Notes to Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $5.8 billion at August 31, 2022 from $6.0 billion at February 28, 2022, due to lower outstanding debt and the related interest thereon resulting from principal repayments, partially offset by higher aircraft purchase commitments.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended August 31, 2022 and 2021, we incurred a total of $49.4 million and $17.6 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of August 31, 2022, the weighted average age by net book value of our aircraft was approximately 10.3 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of several factors, such as in the event of a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors – Risks Related to Our Business – Risks related to our leases – If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 28, 2022.
Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity are not included in our consolidated balance sheets and we record our net investment under the equity method of accounting. See Note 7 in the Notes to Unaudited Consolidated Financial Statements.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of August 31, 2022, the net book value of its nine aircraft was $292.0 million.
Foreign Currency Risk and Foreign Operations
At August 31, 2022, all our leases are payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended August 31, 2022, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar aggregated approximately $9.6 million in U.S. dollar equivalents and represented 25.8% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended August 31, 2022 and 2021, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended August 31, 2022 and 2021:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021

Net income (loss)	$(8,693)	$9,803	$(1,011)	$50
Depreciation	82,106	83,391	163,424	165,782
Amortization of lease premiums, discounts and incentives	5,518	5,835	10,906	11,159
Interest, net	50,587	55,413	100,881	113,450
Income tax provision (benefit)	(4,068)	7,665	(739)	(627)
EBITDA	125,450	162,107	273,461	289,814
Adjustments:
Impairment of flight equipment	33,671	21,232	38,099	41,815
Loss on extinguishment of debt	—	14,132	463	14,156

Adjusted EBITDA	$159,121	$197,471	$312,023	$345,785
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR or an alternative reference rate. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. If LIBOR is no longer available or in certain other circumstances as described in the borrowing agreements, the applicable borrowing agreements provide a mechanism for determining an alternative rate of interest. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
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
As of August 31, 2022, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $3.6 million and $3.6 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2022. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 5.    OTHER INFORMATION
Environmental, Social and Governance (“ESG”)
Information on our ESG initiatives can be found on our website at www.aircastle.com under “About – ESG.” The information on the Company’s website regarding our ESG initiatives is not part of, nor incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.2	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.3	Certificate of Designations, dated June 8, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

10.1	Amendment No. 17 to Purchase Agreement COM0270-15, dated as of August 24, 2022 (Amendment No. 17), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2022 and February 28, 2022; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended August 31, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 31, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements.*

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
** Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
ØØ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 12, 2022

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer