Form 10-Q
period 2022-11-30
Aircastle LTD
filed 2023-01-12
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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
As of January 6, 2023, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	November 30, 2022	February 28, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$208,208	$167,891
Restricted cash and cash equivalents	—	2,791
Accounts receivable	39,087	63,666
Flight equipment held for lease, net	6,445,141	6,313,950
Net investment in leases, net	125,504	150,325
Unconsolidated equity method investment	40,097	38,317
Other assets	328,978	356,326
Total assets	$7,187,015	$7,093,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$656,032	$684,039
Borrowings from unsecured financings, net	3,842,816	3,835,841
Accounts payable, accrued expenses and other liabilities	208,273	177,424
Lease rentals received in advance	52,688	37,361
Security deposits	64,856	69,189
Maintenance payments	494,058	459,713
Total liabilities	5,318,723	5,263,567

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at November 30, 2022 and February 28, 2022	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at November 30, 2022 and February 28, 2022	—	—
Additional paid-in capital	1,878,774	1,878,774
Accumulated deficit	(10,482)	(49,075)
Total shareholders’ equity	1,868,292	1,829,699
Total liabilities and shareholders’ equity	$7,187,015	$7,093,266
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Revenues:
Lease rental revenue	$142,336	$156,088	$432,988	$425,802
Direct financing and sales-type lease revenue	2,087	2,724	6,950	8,377
Amortization of lease premiums, discounts and incentives	(3,763)	(8,867)	(14,669)	(20,026)
Maintenance revenue	56,574	33,510	103,787	81,204
Total lease revenue	197,234	183,455	529,056	495,357
Gain on sale of flight equipment	53,473	7,420	67,209	17,944
Other revenue	6,809	605	10,394	1,641
Total revenues	257,516	191,480	606,659	514,942

Operating expenses:
Depreciation	82,872	84,526	246,296	250,308
Interest, net	50,757	50,515	151,638	163,965
Selling, general and administrative	17,999	17,141	55,358	48,714
Provision for credit losses	854	958	1,543	970
Impairment of flight equipment	29,880	69,111	67,979	110,926
Maintenance and other costs	3,783	8,660	17,010	24,275
Total operating expenses	186,145	230,911	539,824	599,158

Other income (expense):
Loss on extinguishment of debt	—	—	(463)	(14,156)
Other	1,201	63	3,273	57,682
Total other income	1,201	63	2,810	43,526

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	72,572	(39,368)	69,645	(40,690)
Income tax provision	23,071	23,504	22,332	22,877
Earnings of unconsolidated equity method investment, net of tax	603	465	1,780	1,210

Net income (loss)	$50,104	$(62,407)	$49,093	$(62,357)

Preference share dividends	—	—	(10,500)	(5,658)

Net income (loss) available to common shareholders	$50,104	$(62,407)	$38,593	$(68,015)

Total comprehensive income (loss) available to common shareholders	$50,104	$(62,407)	$38,593	$(68,015)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$49,093	$(62,357)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by operating activities:
Depreciation	246,296	250,308
Amortization of deferred financing costs	10,612	12,483
Amortization of lease premiums, discounts and incentives	14,669	20,026
Deferred income taxes	13,227	8,998
Collections on net investment in leases	5,444	11,727
Security deposits and maintenance payments included in earnings	(35,437)	(58,480)
Gain on sale of flight equipment	(67,209)	(17,944)
Loss on extinguishment of debt	463	14,156
Impairment of flight equipment	67,979	110,926
Provision for credit losses	1,543	970
Other	(1,778)	(1,210)
Changes in certain assets and liabilities:
Accounts receivable	11,368	4,059
Other assets	2,223	(23,305)
Accounts payable, accrued expenses and other liabilities	8,947	7,205
Lease rentals received in advance	16,091	(6,127)

Net cash and restricted cash provided by operating activities	343,531	271,435
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(688,722)	(533,741)
Proceeds from sale of flight equipment	334,164	127,584
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	7,765	(11,361)
Other	1,500	(64)
Net cash and restricted cash used in investing activities	(345,293)	(417,582)
Cash flows from financing activities:
Net proceeds from preference share issuance	—	393,347
Proceeds from secured and unsecured debt financings	139,800	—
Repayments of secured and unsecured debt financings	(163,543)	(566,885)
Debt extinguishment costs	(291)	(13,372)
Deferred financing costs	(8,674)	(5,170)
Security deposits and maintenance payments received	110,675	63,012
Security deposits and maintenance payments returned	(17,679)	(20,696)
Dividends paid	(21,000)	(5,658)
Net cash and restricted cash provided by (used in) financing activities	39,288	(155,422)
Net increase in cash and restricted cash:	37,526	(301,569)
Cash and restricted cash at beginning of period	170,682	580,598

Cash and restricted cash at end of period	$208,208	$279,029
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2022	2021
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$208,208	$276,289
Restricted cash and cash equivalents	—	2,740

Unrestricted and restricted cash and cash equivalents	$208,208	$279,029

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$138,999	$151,743
Cash paid for income taxes	$4,602	$308
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$4,005	$11,570
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$18,672	$14,765
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$1,695	$22,134
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Net income	—	—	—	—	—	7,682	7,682
Balance, May 31, 2022	14,048	$—	400	$—	$1,878,774	$(41,393)	$1,837,381
Net loss	—	—	—	—	—	(8,693)	(8,693)
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2022	14,048	$—	400	$—	$1,878,774	$(60,586)	$1,818,188
Net income	—	—	—	—	—	50,104	50,104

Balance, November 30, 2022	14,048	$—	400	$—	$1,878,774	$(10,482)	$1,868,292

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$1,731,070
Net loss	—	—	—	—	—	(9,753)	(9,753)
Balance, May 31, 2021	14,048	$—	—	$—	$1,485,777	$235,540	$1,721,317
Net income	—	—	—	—	—	9,803	9,803
Issuance of preference shares	—	—	400	—	393,362	—	393,362
Preference share dividends	—	—	—	—	—	(5,658)	(5,658)
Balance, August 31, 2021	14,048	$—	400	$—	$1,879,139	$239,685	$2,118,824
Net loss	—	—	—	—	—	(62,407)	(62,407)
Issuance of preference shares	—	—	—	—	(365)	—	(365)

Balance, November 30, 2021	14,048	$—	400	$—	$1,878,774	$177,278	$2,056,052
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of November 30, 2022, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
November 30, 2022
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
Should we determine that the collectability of rental payments is no longer probable, including any deferral thereof, we will recognize lease rental revenue using a cash basis of accounting rather than an accrual method. In the period we conclude that collection of lease payments is no longer probable, we recognize any difference between revenue amounts recognized to date under the accrual method and payments that have been collected from the lessee, including security deposit amounts held, as a current period adjustment to lease rental revenue.
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
Recent Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-06 to defer the sunset date of Reference Rate Reform Topic 848 (“ASC 848”). U.S. GAAP requires

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform as entities transition away from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. The standard provides this temporary election through December 31, 2024, and cannot be applied to contract modifications that occur after December 31, 2024. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of November 30, 2022, less than 1% of our fleet have floating-rate lease rentals and for the three and nine months ended November 30, 2022, 7% and 9%, respectively, of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are evaluating the election available to us under the standard.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following tables set forth our financial assets as of November 30, 2022 and February 28, 2022 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at November 30, 2022 Using Fair Value Hierarchy
	Fair Value as of November 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$208,208	$208,208	$—	$—	Market

Total	$208,208	$208,208	$—	$—

		Fair Value Measurements at February 28, 2022 Using Fair Value Hierarchy
	Fair Value as of February 28, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$167,891	$167,891	$—	$—	Market
Restricted cash and cash equivalents	2,791	2,791	—	—	Market

Total	$170,682	$170,682	$—	$—
Our cash and cash equivalents consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
We had no transfers into or out of Level 3 during the three and nine months ended November 30, 2022.
We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated joint venture. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
measurements for aircraft in impairment tests are based on the average of the market approach that uses Level 2 inputs, which include third party appraisal data and an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
We account for our investment in unconsolidated joint venture under the equity method of accounting. Our investment is recorded at cost and is adjusted by undistributed earnings and losses and the distributions of dividends and capital. This investment is reviewed for impairment whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended November 30, 2022, the Company recorded impairment charges totaling $29.9 million related to two narrow-body aircraft resulting from a scheduled lease expiration and an early lease termination, as well as one wide-body aircraft resulting from our annual fleet review. The Company recognized $26.3 million of maintenance and lease rentals received in advance into revenue for the two narrow-body aircraft during the three months ended November 30, 2022.
Excluding asset write-offs related to Russia, during the nine months ended November 30, 2022, the Company recorded impairment charges totaling $36.1 million primarily related to three narrow-body aircraft resulting from scheduled lease expirations and an early lease termination, as well as one wide-body aircraft resulting from our annual fleet review. The Company recognized $33.8 million of maintenance and lease rentals received in advance into revenue for the three narrow-body aircraft during the nine months ended November 30, 2022.
The Company wrote off the remaining book values of eight narrow-body and one freighter aircraft in Russia which have not been returned to us. As a result, the Company recorded impairment charges totaling $31.9 million during the nine months ended November 30, 2022 – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. During the nine months ended November 30, 2022, the Company recognized $20.3 million of maintenance and other revenue for these nine aircraft related to payments received on maintenance and general security letters of credit.
During the three months ended November 30, 2021, the Company recorded impairment charges totaling $69.1 million related to two narrow-body and one wide-body aircraft, resulting from a lessee default. The Company recognized $24.3 million of maintenance revenue for these three aircraft.
During the nine months ended November 30, 2021, the Company recorded impairment charges totaling $110.9 million, primarily related to six narrow-body and one wide-body aircraft resulting from early lease terminations, a scheduled lease expiration, and a lessee default. The Company recognized $61.4 million of maintenance revenue for these seven aircraft.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of 2022. We recorded an impairment charge of $6.3 million related to one wide-body aircraft during the three and nine months ended November 30, 2022 as a result of our annual recoverability assessment – see the discussion above for further detail regarding impairment of our flight equipment.
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
November 30, 2022
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
Financial Instruments
Our financial instruments, other than cash, consist principally of cash equivalents, accounts receivable, accounts payable and amounts borrowed under financings. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.
The fair value of our senior notes is estimated using quoted market prices. The fair values of all our other financings are estimated using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.
The carrying amounts and fair values of our financial instruments at November 30, 2022 and February 28, 2022 were as follows:

	November 30, 2022		February 28, 2022
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$20,000	$20,000
Unsecured Term Loan	155,000	154,824	155,000	152,195
Export Credit Agency (“ECA”) Financings	—	—	21,576	21,931
Term Financings	664,091	641,679	666,258	675,667
Senior Notes	3,700,000	3,467,718	3,700,000	3,776,997
All our financial instruments are classified as Level 2 except for our senior notes, which are classified as Level 1.
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the nine months ended November 30, 2022:

Amount
Balance at February 28, 2022	$6,313,950
Additions	668,221
Depreciation	(245,303)
Disposals and transfers to net investment in leases and held for sale	(226,766)
Impairments	(64,961)

Balance at November 30, 2022	$6,445,141

Accumulated depreciation as of November 30, 2022	$2,250,527

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
Write-off of Russian Aircraft
As of November 30, 2022, nine of our aircraft that were previously leased to Russian airlines remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the sanctions imposed on Russia and leasing terminations. While we will continue to pursue repossession, it is unlikely we will regain possession of any of these nine aircraft. As a result, the Company wrote off the remaining book value of these nine aircraft, resulting in impairment charges totaling $31.9 million during the nine months ended November 30, 2022. These nine aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft and has initiated legal proceedings against its contingent and possessed insurers. The collection, timing and amounts of any insurance recoveries is uncertain.
We also had one freighter aircraft outside of Russia that we successfully repossessed during the three months ended August 31, 2022. Additionally, in response to further sanctions against Russia in the United Kingdom (“U.K.”), the Company terminated the lease of one freighter aircraft with a U.K.-based airline and successfully repossessed that aircraft during the three months ended August 31, 2022. We recognized $18.1 million of maintenance and other revenue as a result of this lease termination. During the three months ended November 30, 2022, we sold these two freighter aircraft and one wide-body aircraft, which was also leased to a Russian airline, for gains totaling $53.5 million.
We received $48.9 million of maintenance and general security letters of credit for our former Russian lessees during the nine months ended November 30, 2022 which we have recognized in maintenance and other revenue. We continue to pursue collection on the remaining letters of credit totaling $0.6 million.
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at November 30, 2022 were as follows:

Year Ending February 28/29,	Amount(1)
2023 (Remainder of fiscal year)	$149,970
2024	574,261
2025	486,026
2026	367,340
2027	306,136
Thereafter	900,082
Total	$2,783,815
_______________
(1)Reflects impact of lessee lease rental deferrals.
At November 30, 2022 and February 28, 2022, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $20.2 million and $16.5 million, respectively.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
Note 5. Net Investment in Leases, Net
At November 30, 2022 and February 28, 2022, our net investment in leases consisted of eight and eleven aircraft, respectively. The components of our net investment in leases at November 30, 2022 and February 28, 2022, were as follows:

	November 30, 2022	February 28, 2022
Lease receivable	$46,593	$52,021
Unguaranteed residual value of flight equipment	82,207	100,068
Net investment leases	128,800	152,089
Allowance for credit losses	(3,296)	(1,764)
Net investment in leases, net	$125,504	$150,325
The activity in the allowance for credit losses related to our net investment in leases for the nine months ended November 30, 2022 was as follows:

Amount
Balance at February 28, 2022	$1,764
Provision for credit losses	1,543
Write-offs	(11)

Balance at November 30, 2022	$3,296
At November 30, 2022, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$2,824
2024	11,343
2025	9,364
2026	8,233
2027	8,370
Thereafter	15,454
Total lease payments to be received	55,588
Present value of lease payments - lease receivable	(46,593)
Difference between undiscounted lease payments and lease receivable	$8,995

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of November 30, 2022 and February 28, 2022 was as follows:

	November 30, 2022			February 28, 2022
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	64		28%	71		32%
Europe	90		30%	98		30%
Middle East and Africa	9		3%	10		4%
North America	37		20%	36		17%
South America	28		14%	25		13%
Off-lease	13	(1)	5%	11	(2)	4%
Total	241		100%	251		100%
_______________
(1)Of the thirteen off-lease aircraft at November 30, 2022, we have three narrow-body aircraft and three wide-body aircraft which we are currently marketing for lease or sale.
(2)Of the eleven off-lease aircraft at February 28, 2022, we have one wide-body aircraft which we are currently marketing for lease or sale.

The following table sets forth individual countries representing at least 10% of our Net Book Value as of November 30, 2022 and February 28, 2022:

	November 30, 2022			February 28, 2022
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India(1)	$—	—%	—	$670,523	10%	3
_______________
(1) As of November 30, 2022, India represented less than 10% of our Net Book Value.
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
Region	2022	2021	2022	2021
Asia and Pacific	31%	27%	33%	31%
Europe	30%	31%	29%	34%
Middle East and Africa	5%	5%	5%	5%
North America	21%	15%	19%	15%
South America	13%	22%	14%	15%

Total	100%	100%	100%	100%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2022		2021		2022		2021
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	25%	4	34%	4	27%	5	34%
For the three months ended November 30, 2022, total revenue attributable to the United States was 29% and included $13.7 million of maintenance revenue and $47.0 million of gains on sales of aircraft. For the three months ended November 30, 2021, total revenue attributable to the United States was less than 10%.
For the nine months ended November 30, 2022, total revenue attributable to the United States was 18% and included $13.9 million of maintenance revenue and $54.8 million of gains on sales of aircraft. For the nine months ended November 30, 2021, total revenue attributable to the United States was less than 10%.
Note 7. Unconsolidated Equity Method Investment
We have a joint venture with Mizuho Leasing which has nine aircraft with a net book value of $288.6 million at November 30, 2022.

Amount
Unconsolidated equity method investment at February 28, 2022	$38,317
Earnings of unconsolidated equity method investment, net of tax	1,780
Unconsolidated equity method investment at November 30, 2022	$40,097
On June 30, 2022, the Company received full repayment of the unsecured loan facility it provided to the joint venture in the amount of $1.5 million.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At November 30, 2022				At February 28, 2022
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings(1)	$—	—	—%	N/A	$21,576
Term Financings(2)	664,091	32	2.36% to 5.69%	06/17/23 to 2/24/32	666,258
Less: Debt issuance costs and discounts	(8,059)	—			(3,795)
Total secured debt financings, net of debt issuance costs and discounts	656,032	32			684,039

Unsecured Debt Financings:
Senior 5.00% Notes due 2023	500,000		5.00%	04/01/23	500,000
Senior 4.40% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loans	155,000		4.84%	02/27/24	155,000
Revolving Credit Facilities	20,000		4.78%	2/28/23 to 05/24/25	20,000
Less: Debt issuance costs and discounts	(32,184)				(39,159)
Total unsecured debt financings, net of debt issuance costs and discounts	3,842,816				3,835,841

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,498,848				$4,519,880

(1)In May 2022, we repaid the principal and accrued interest outstanding under our remaining ECA Financing and incurred early extinguishment costs of $0.5 million.
(2)The borrowings under these financings at November 30, 2022 have a weighted-average fixed rate of interest of 4.02%.
Secured Debt Financings:
Term Financings
On November 21, 2022 (“the “Effective Date”), we entered into a full recourse $450.0 million secured financing facility (the “2022 Secured Facility”) with a syndicate of banks in relation to seventeen owned aircraft. The 2022 Secured Facility bears interest at a floating rate under the Term Secured Overnight Funding Rate (“SOFR”) (as defined in the credit agreement governing the 2022 Secured Facility) plus 2.35% per annum and matures on November 21, 2029. The 2022 Secured Facility contains, among other customary provisions, a $1.1 billion minimum net worth covenant, a 2.0:1.0 minimum interest coverage ratio covenant, and a 75% maximum loan-to-value ratio, which reduces to 70% through the term of the facility. The credit commitments under the 2022 Secured Facility will be available for borrowings for three to six months following the Effective Date. As of November 30, 2022, no amounts were borrowed under the 2022 Secured Facility.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
Unsecured Debt Financings:
Revolving Credit Facilities
On May 24, 2022, we entered into an amendment for one of our unsecured revolving credit facilities that expanded the size and extended the term of the facility. As a result, the existing $230.0 million commitment was expanded to $280.0 million, with $35.0 million and $245.0 million of the commitment allocated to Tranche B and Tranche C, respectively. Tranche B will mature on February 28, 2023 and Tranche C will mature on May 24, 2025. Tranche A matured on its stated maturity date of December 27, 2021.
On June 27, 2022, a $100.0 million commitment under one of our unsecured revolving credit facilities, with a total commitment of $1.0 billion, matured on its stated maturity date. On September 8, 2022, we entered into an amendment that expanded the size of the facility from $900.0 million to $1.0 billion and replaced LIBOR with Term SOFR as the benchmark interest rate. The facility bears interest at Adjusted Term SOFR (as defined in the amendment to the credit agreement) plus 1.625% per annum and matures on April 26, 2025.
On July 30, 2022, a $50.0 million commitment under our revolving credit facility with Mizuho Bank Ltd., a related party, matured on its stated maturity date.
As of November 30, 2022, we had $20.0 million outstanding under our revolving credit facilities and had $1.4 billion available for borrowing.
As of November 30, 2022, we were in compliance with all applicable covenants in our financings.
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
Note 10. Related Party Transactions
The Company incurred fees from Marubeni as part of its intra-company service agreement totaling $1.3 million and $1.0 million during the three months ended November 30, 2022 and 2021, respectively, and $3.9 million and $2.9 million during the nine months ended November 30, 2022 and 2021, respectively, whereby Marubeni provides certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $0.4 million and $2.7 million during the three months ended November 30, 2022 and 2021, respectively, and $3.7 million and $4.6 million during the nine months ended November 30, 2022 and 2021, respectively.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three and nine months ended November 30, 2022 and 2021 were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
U.S. operations	$5,868	$6,218	$15,994	$14,408
Non-U.S. operations	66,704	(45,586)	53,651	(55,098)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	$72,572	$(39,368)	$69,645	$(40,690)
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
The Company’s effective tax rate (“ETR”) for the three months ended November 30, 2022 and 2021 was 31.8% and (59.7)%, respectively, and for the nine months ended November 30, 2022 and 2021 was 32.1% and (56.2)%, respectively. The movement in the ETR is primarily caused by changes in the mix of the Company’s pre-tax income/(loss) in its taxable and non-tax jurisdictions. The nine months ended November 30, 2022 included gains on sales of aircraft that were recorded in a low tax jurisdiction. The nine months ended November 30, 2021 included certain net non-cash impairment charges and income from the sale of unsecured claims filed by the Company against LATAM Airlines Group S.A. and certain of its subsidiaries (“LATAM”) in respect of LATAM’s Chapter 11 filing (the “LATAM Bankruptcy”), which were recorded in a low tax jurisdiction.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Interest on borrowings and other liabilities	$49,436	$47,152	$145,069	$153,287
Amortization of deferred financing fees and debt discount	3,517	4,099	10,612	12,483
Interest expense	52,953	51,251	155,681	165,770
Less: Interest income	(1,394)	(448)	(2,401)	(1,160)
Less: Capitalized interest	(802)	(288)	(1,642)	(645)

Interest, net	$50,757	$50,515	$151,638	$163,965

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
Note 13. Commitments and Contingencies
Office rent expense was $0.5 million and $0.4 million, and $1.4 million and $1.2 million, for the three and nine months ended November 30, 2022 and 2021, respectively.
As of November 30, 2022, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$485
2024	2,243
2025	2,882
2026	2,731
2027	2,671
Thereafter	19,543
Total	$30,555
At November 30, 2022, we had commitments to acquire 23 aircraft for $857.8 million.
At November 30, 2022, commitments, including $46.2 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
2023 (Remainder of fiscal year)	$483,357
2024	179,037
2025	195,380
2026	—
2027	—
Thereafter	—
Total	$857,774
Note 14. Other Assets
Other assets consisted of the following as of November 30, 2022 and February 28, 2022:

	November 30, 2022	February 28, 2022
Deferred income tax asset	$380	$570
Lease incentives and lease premiums, net of amortization of $84,729 and $81,553, respectively	57,476	53,513
Flight equipment held for sale	33,588	77,636
Aircraft purchase deposits and Embraer E-2 progress payments	63,123	56,157
Right-of-use asset(1)	16,959	7,176
Deferred rent receivable	47,079	55,478
Other assets	110,373	105,796

Total other assets	$328,978	$356,326
______________
(1)Net of lease incentives and tenant allowances.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2022
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of November 30, 2022 and February 28, 2022:

	November 30, 2022	February 28, 2022
Accounts payable, accrued expenses and other liabilities	$59,491	$58,882
Deferred income tax liability	79,161	66,123
Accrued interest payable	46,328	42,013
Lease liability	19,597	9,846
Lease discounts, net of amortization of $45,237 and $45,546, respectively	3,696	560

Total accounts payable, accrued expenses and other liabilities	$208,273	$177,424

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. During the nine months ended November 30, 2022, we purchased fifteen aircraft and sold seventeen aircraft and other flight equipment. As of November 30, 2022, we owned and managed on behalf of our joint venture 250 aircraft leased to 76 lessees located in 46 countries. As of November 30, 2022, the Net Book Value of our fleet was $6.6 billion. The weighted average age of our fleet was 10.0 years and the weighted average remaining lease term was 5.1 years. As of November 30, 2022, we have commitments to acquire 23 aircraft for $857.8 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $257.5 million and $606.7 million, $50.1 million and $49.1 million, and $240.4 million and $552.5 million, respectively, for the three and nine months ended November 30, 2022. Cash flow provided by operating activities was $343.5 million for the nine months ended November 30, 2022. Our business and financial results, customers, and the aviation industry has and will continue to be impacted by the COVID-19 pandemic and the Russian invasion of Ukraine. We believe our platform and personnel position us to effectively manage through these crises and will enable us to take advantage of new investment opportunities when they arise.
While the industry continues to recover from the impact of COVID-19, according to the International Air Transit Association (“IATA”), as of November 30, 2022, air travel was still down to approximately 75% compared to pre-pandemic levels. We continue to believe long-term demand for air travel will gradually return to historical trends over time.
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
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of January 6, 2023, total liquidity of $2.3 billion includes $1.7 billion of undrawn facilities, $0.4 billion of projected adjusted operating cash flows, $0.1 billion of contracted asset sales and $0.1 billion of unrestricted cash through January 1, 2024.
Update on Russian Invasion of Ukraine
As of November 30, 2022, nine of our aircraft that were previously leased to Russian airlines remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the sanctions imposed on Russia and leasing terminations. While we will continue to pursue repossession, it is unlikely we will regain possession of any of these nine aircraft. As a result, the Company wrote off the remaining book value of these nine aircraft, resulting in impairment charges totaling $31.9 million during the nine months ended November 30, 2022. These nine aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft and has initiated legal proceedings against its contingent and possessed insurers. The collection, timing and amounts of any insurance recoveries is uncertain.
We have also successfully recovered four aircraft that were previously leased to Russian or Russian-affiliated airlines as of November 30, 2022, comprised of one narrow-body, one wide-body, and two freighter aircraft. During the three months ended November 30, 2022, we sold the two freighter aircraft and one wide-body aircraft that we recovered for gains totaling $53.5 million.
We received $48.9 million of maintenance and general security letters of credit for our former Russian lessees during the nine months ended November 30, 2022, which we have recognized in maintenance and other revenue. We continue to pursue collection on the remaining letters of credit totaling $0.6 million.
Fiscal Year 2022 Lease Expirations and Lease Placements
As of January 6, 2023, we had six off-lease aircraft and three aircraft with leases expiring in fiscal year 2022, which combined account for less than 3% of our Net Book Value at November 30, 2022, still to be placed or sold.
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2023-2026, representing the percentage of our Net Book Value at November 30, 2022, specified below:
•2023: 20 aircraft, representing 6%;
•2024: 43 aircraft, representing 15%;
•2025: 30 aircraft, representing 12%; and
•2026: 22 aircraft, representing 8%.
Acquisitions and Sales
During the nine months ended November 30, 2022, we acquired fifteen aircraft for $617.7 million. As of November 30, 2022, we had commitments to acquire 23 aircraft for $857.8 million, with delivery through the second quarter of 2025, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of January 6, 2023, we have acquired five additional aircraft and have commitments to acquire eighteen aircraft for $608.7 million.
During the nine months ended November 30, 2022, we sold seventeen aircraft and other flight equipment for net proceeds of $334.2 million and recognized a net gain on sale of $67.2 million. As of January 6, 2023, we have sold two additional aircraft.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.1 billion in equity capital from private and public investors. We also raised $19.1 billion in debt capital from a variety of sources including export credit agencies, commercial banks, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources — Secured Debt Financings” and “Liquidity and Capital Resources — Unsecured Debt Financings” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of November 30, 2022 and 2021 (dollars in millions):

Owned Aircraft	As of November 30, 2022(1)	As of November 30, 2021
Net Book Value of Flight Equipment	$6,571	$6,734
Net Book Value of Unencumbered Flight Equipment	$5,480	$5,619
Number of Aircraft(1)	241	255
Number of Unencumbered Aircraft	209	223
Number of Lessees	76	79
Number of Countries	46	43
Weighted Average Age (Years)(2)	10.0	10.6
Weighted Average Remaining Lease Term (Years)(2)	5.1	4.8
Weighted Average Fleet Utilization during the three months ended November 30, 2022 and 2021(3)	94.4%	94.0%
Weighted Average Fleet Utilization during the nine months ended November 30, 2022 and 2021(3)	94.6%	93.7%
Portfolio Yield for the three months ended November 30, 2022 and 2021(4)	9.0%	9.7%
Portfolio Yield for the nine months ended November 30, 2022 and 2021(4)	9.1%	8.9%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$289	$302
Number of Aircraft	9	9

(1)Excludes nine aircraft that remain in Russia with zero Net Book Value – see Note 3 in the Notes to Unaudited Consolidated Financial Statements.
(2)Weighted by Net Book Value.
(3)Aircraft on-lease days as a percent of total days in period weighted by Net Book Value.
(4)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of November 30, 2022			Owned Aircraft as of November 30, 2021
	Number of Aircraft		% of Net Book Value	Number of Aircraft		% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	37		25%	23		15%
Narrow-body - current technology	181		59%	206		65%
Wide-body - current technology	20		14%	22		16%

Total Passenger	238		98%	251		96%
Freighter - current technology	3		2%	4		4%
Total	241		100%	255		100%

Manufacturer
Airbus	158		66%	168		64%
Boeing	69		28%	79		33%
Embraer	14		6%	8		3%
Total	241		100%	255		100%

Regional Diversification
Asia and Pacific	64		28%	74		32%
Europe	90		30%	99		31%
Middle East and Africa	9		3%	10		4%
North America	37		20%	35		16%
South America	28		14%	24		12%
Off-lease	13	(2)	5%	13	(3)	5%

Total	241		100%	255		100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the thirteen off-lease aircraft at November 30, 2022, we have three narrow-body aircraft and three wide-body aircraft which we are currently marketing for lease or sale.
(3)    All thirteen off-lease aircraft at November 30, 2021 have been placed for lease or sold.

The top ten customers for our owned aircraft at November 30, 2022 are as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	7.3%	11
LATAM	Chile	7.2%	13
Viva Aerobus	Mexico	4.3%	7
KLM	Netherlands	4.0%	8
American Airlines	United States	3.8%	9
Air Canada	Canada	3.4%	5
Lion Air(1)	Indonesia	3.4%	8
Iberia	Spain	3.3%	14
Frontier Airlines	United States	2.9%	4
Aerolineas Argentinas	Argentina	2.8%	5
Total top ten customers		42.4%	84
All other customers		57.6%	157
Total all customers		100.0%	241

(1) Includes two aircraft on lease with an affiliated airline.

RESULTS OF OPERATIONS
Comparison of the three months ended November 30, 2022 to the three months ended November 30, 2021:

	Three Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Revenues:
Lease rental revenue	$142,336	$156,088
Direct financing and sales-type lease revenue	2,087	2,724
Amortization of lease premiums, discounts and incentives	(3,763)	(8,867)
Maintenance revenue	56,574	33,510
Total lease revenue	197,234	183,455
Gain on sale of flight equipment	53,473	7,420
Other revenue	6,809	605
Total revenues	257,516	191,480
Operating expenses:
Depreciation	82,872	84,526
Interest, net	50,757	50,515
Selling, general and administrative	17,999	17,141
Provision for credit losses	854	958
Impairment of flight equipment	29,880	69,111
Maintenance and other costs	3,783	8,660
Total operating expenses	186,145	230,911

Other income:
Other	1,201	63
Total other income	1,201	63

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	72,572	(39,368)
Income tax provision	23,071	23,504
Earnings of unconsolidated equity method investment, net of tax	603	465

Net income (loss)	$50,104	$(62,407)
Revenues
Total revenues increased $66.0 million, attributable to:
Lease rental revenue decreased $13.8 million as a result of:
•a $10.3 million decrease related to the termination of leasing activities with Russian or Russian-affiliated airlines as a result of sanctions;
•a $7.6 million decrease in revenue related to the timing of payments for customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method – see Note 1 in the Notes to Unaudited Consolidated Financial Statements for our lease revenue recognition policy;
•a $6.2 million decrease related to the sale of fourteen aircraft since September 1, 2021; and
•a $5.9 million decrease due to lease extensions, amendments, transitions and other changes.
These decreases were partially offset by a $16.2 million increase related to 25 aircraft purchased since September 1, 2021.
Direct financing and sales-type lease revenue decreased $0.6 million, primarily related to the sales of eight aircraft since September 1, 2021, partially offset by the reclassification of two aircraft to sales-type leases.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Amortization of lease premiums	$(2,949)	$(5,724)
Amortization of lease discounts	161	213
Amortization of lease incentives	(975)	(3,356)

Amortization of lease premiums, discounts and incentives	$(3,763)	$(8,867)

The amortization of lease premiums decreased $2.8 million, primarily related to lower write-offs of unamortized lease premiums resulting from early lease terminations.
The amortization of lease incentives decreased $2.4 million, primarily related to higher write-offs of lease incentive liabilities during the three months ended November 30, 2022 resulting from lease terminations.
Maintenance revenue. For the three months ended November 30, 2022, we recorded $56.6 million of maintenance revenue, comprised primarily of $17.0 million related to scheduled lease expirations and $21.8 million related to the early lease termination of three narrow-body, one wide-body and one freighter aircraft. We also received $17.8 million of maintenance security letters of credit for our former Russian lessees during the three months ended November 30, 2022, which we have recognized in maintenance revenue – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. For the three months ended November 30, 2021, we recorded $33.5 million of maintenance revenue, comprised primarily of $28.9 million related to the early lease terminations of four narrow-body and one wide-body aircraft and $4.2 million related to scheduled lease expirations.
Gain on sale of flight equipment. During the three months ended November 30, 2022, we sold eight aircraft for gains totaling $53.5 million as compared to three aircraft sold during the three months ended November 30, 2021 for gains totaling $7.4 million.
Other revenue increased $6.2 million attributable to $5.7 million of payments received on general security letters of credit for our former Russian lessees.
Operating expenses
Total operating expenses decreased $44.8 million, attributable to:
Depreciation expense decreased $1.7 million primarily attributable to $10.9 million resulting from seventeen aircraft sold since September 1, 2021 and lower depreciation related to aircraft subject to impairments, including aircraft that were previously leased to Russian airlines. This was partially offset by an increase of $7.4 million related to 25 aircraft acquired since September 1, 2021.
Interest, net increased due to a higher average cost of borrowing, largely offset by lower weighted average debt outstanding of $99.7 million.
Selling, general and administrative expenses increased $0.9 million, primarily due to an increase in personnel costs and Russia-related legal costs.
Impairment of aircraft. During the three months ended November 30, 2022, the Company recorded impairment charges totaling $29.9 million related to two narrow-body aircraft resulting from a scheduled lease expiration and an early lease termination, as well as one wide-body aircraft resulting from our annual fleet review. The Company recognized $26.3 million of maintenance and lease rentals received in advance into revenue for the two narrow-body aircraft.
During the three months ended November 30, 2021, the Company recorded impairment charges totaling $69.1 million related to two narrow-body and one wide-body aircraft, resulting from a lessee default. The Company recognized $24.3 million of maintenance revenue for these three aircraft.
Maintenance and other costs were $3.8 million and $8.7 million for the three months ended November 30, 2022 and 2021, respectively, which related to aircraft that have transitioned or will transition to new lessees as a result of lease terminations or scheduled lease expirations. The Company incurred higher maintenance costs during the three months ended November 30, 2021 and continues to incur higher costs compared to historical levels, resulting from extended transition periods driven by supply chain issues and manpower shortages.
Income tax provision
Income tax provision. Our effective tax rate was 31.8% and (59.7)% for the three months ended November 30, 2022 and 2021, respectively. The three months ended November 30, 2021, included certain net non-cash impairment charges, which were recorded in a low tax jurisdiction.
RESULTS OF OPERATIONS
Comparison of the nine months ended November 30, 2022 to the nine months ended November 30, 2021:

	Nine Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Revenues:
Lease rental revenue	$432,988	$425,802
Direct financing and sales-type lease revenue	6,950	8,377
Amortization of lease premiums, discounts and incentives	(14,669)	(20,026)
Maintenance revenue	103,787	81,204
Total lease revenue	529,056	495,357
Gain on sale of flight equipment	67,209	17,944
Other revenue	10,394	1,641
Total revenues	606,659	514,942
Operating expenses:
Depreciation	246,296	250,308
Interest, net	151,638	163,965
Selling, general and administrative	55,358	48,714
Provision for credit losses	1,543	970
Impairment of flight equipment	67,979	110,926
Maintenance and other costs	17,010	24,275
Total operating expenses	539,824	599,158

Other income (expense):
Loss on extinguishment of debt	(463)	(14,156)
Other	3,273	57,682
Total other income	2,810	43,526

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	69,645	(40,690)
Income tax provision	22,332	22,877
Earnings of unconsolidated equity method investment, net of tax	1,780	1,210
Net income (loss)	$49,093	$(62,357)

Revenues
Total revenues increased $91.7 million, attributable to:
Lease rental revenue increased $7.2 million as a result of:
•a $47.0 million increase related to 33 aircraft purchased since March 1, 2021;
•a $14.0 million increase in revenue related to the timing of payments for cash basis customers and a lower number of customers for which lease revenue was recognized using a cash basis of accounting rather than an accrual method – see Note 1 in the Notes to Unaudited Consolidated Financial Statements for our lease revenue recognition policy; and
•a $1.0 million increase due to lease extensions, amendments, transitions and other changes.
These increases were partially offset by:
•a $37.9 million decrease due to lease terminations, of which $31.6 million related to the termination of leasing activities with Russian or Russian-affiliated airlines as a result of sanctions; and
•a $16.9 million decrease related to the sale of nineteen aircraft since March 1, 2021.
Direct financing and sales-type lease revenue decreased $1.4 million, primarily related to the sales of eight aircraft since March 1, 2021, partially offset by the reclassification of two aircraft to sales-type leases.
Amortization of lease premiums, discounts and lease incentives:

	Nine Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Amortization of lease premiums	$(8,227)	$(12,224)
Amortization of lease discounts	416	671
Amortization of lease incentives	(6,858)	(8,473)

Amortization of lease premiums, discounts and incentives	$(14,669)	$(20,026)
The amortization of lease premiums decreased $4.0 million, primarily related to lower write-offs of unamortized lease premiums resulting from early lease terminations.
The amortization of lease incentives decreased $1.6 million, primarily related to higher write-offs of lease incentive liabilities during the nine months ended November 30, 2022 resulting from lease terminations.
Maintenance revenue. For the nine months ended November 30, 2022, we recorded $103.8 million of maintenance revenue, comprised primarily of $28.2 million related to scheduled lease expirations and $33.8 million related to the early lease terminations of three narrow-body, one wide-body, and one freighter aircraft. We also received $41.8 million of maintenance security letters of credit for our former Russian lessees during the nine months ended November 30, 2022, which we have recognized in maintenance revenue – see Note 3 in the Notes to Unaudited Consolidated Financial Statements.
For the nine months ended November 30, 2021, we recorded $81.2 million of maintenance revenue, comprised primarily of $53.7 million related to the early lease terminations of six narrow-body and one wide-body aircraft and $20.5 million related to scheduled lease expirations. In addition, we recorded $5.8 million of maintenance revenue related to one narrow-body and one wide-body aircraft for which the customers were subject to judicial insolvency proceedings or similar protection.
Gain on sale of flight equipment. During the nine months ended November 30, 2022, we sold seventeen aircraft for gains totaling $67.2 million as compared to seven aircraft sold during the nine months ended November 30, 2021 for gains totaling $17.9 million.
Other revenue increased $8.8 million, primarily attributable to $7.1 million of payments received on general security letters of credit for our former Russian lessees.

Operating expenses
Total operating expenses decreased $59.3 million, attributable to:
Depreciation expense decreased $4.0 million primarily attributable to $30.8 million resulting from 21 aircraft sold since March 1, 2021 and lower depreciation related to aircraft subject to impairments, including aircraft that were previously leased to Russian airlines. This was partially offset by an increase of $21.5 million related to 33 aircraft acquired since March 1, 2021.
Interest, net decreased $12.3 million, primarily due to a lower weighted average debt outstanding of $380.2 million, partially offset by a higher average cost of borrowing.
Selling, general and administrative expenses increased $6.6 million, primarily due to an increase in personnel costs, as well as Russia-related legal costs and travel expenses due to increased business travel.
Impairment of aircraft. Excluding asset write-offs related to Russia, during the nine months ended November 30, 2022, the Company recorded impairment charges totaling $36.1 million primarily related to three narrow-body aircraft resulting from scheduled lease expirations and an early termination, as well as one wide-body aircraft resulting from our annual fleet review. The Company recognized $33.8 million of maintenance and lease rentals received in advance into revenue for the three narrow-body aircraft during the nine months ended November 30, 2022.
The Company wrote off the remaining book values of eight narrow-body and one freighter aircraft in Russia which have not been returned to us. As a result, the Company recorded impairment charges totaling $31.9 million during the nine months ended November 30, 2022 – see Note 3 in the Notes to Unaudited Consolidated Financial Statements. During the nine months ended November 30, 2022, the Company recognized $20.3 million of maintenance and other revenue for these nine aircraft related to payments received on maintenance and general security letters of credit.
During the nine months ended November 30, 2021, the Company recorded impairment charges totaling $110.9 million, primarily related to six narrow-body and one wide-body aircraft resulting from early lease terminations, a scheduled lease expiration, and a lessee default. The Company recognized $61.4 million of maintenance revenue for these seven aircraft.
Maintenance and other costs were $17.0 million and $24.3 million for the nine months ended November 30, 2022 and 2021, respectively, which related to aircraft that have transitioned or will transition to new lessees as a result of lease terminations or scheduled lease expirations. The Company incurred higher maintenance costs during the nine months ended November 30, 2021 and continues to incur higher costs compared to historical levels, resulting from extended transition periods driven by supply chain issues and manpower shortages.
Other income (expense)
Total other income decreased by $40.7 million. During the nine months ended November 30, 2021, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to the LATAM Bankruptcy into other income. This was partially offset by a $14.2 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022.
Income tax provision
Income tax provision. Our effective tax rate was 32.1% and (56.2)% for the nine months ended November 30, 2022 and 2021, respectively. The nine months ended November 30, 2021 included income from the sale of unsecured claims related to the LATAM Bankruptcy and certain non-cash impairment charges, which were recorded in a low tax jurisdiction.
Aircraft Valuation
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of 2022. We recorded an impairment charge of $6.3 million related to one wide-body aircraft during the three and nine months ended November 30, 2022 as a result of our annual recoverability assessment – see Note 2 for further detail regarding impairment of our flight equipment.

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
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations have historically generated a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:
•various forms of borrowing secured by our aircraft, including term facilities, bank financings and limited recourse securitization financings for new aircraft acquisitions;
•unsecured indebtedness, including our current unsecured revolving credit facilities, term loan and senior notes;
•asset sales; and
•sales of common and preference shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the nine months ended November 30, 2022, we met our liquidity and capital resource needs with $343.5 million of cash flows from operations and $334.2 million of proceeds from the sale of aircraft and other flight equipment.
As of November 30, 2022, the weighted-average maturity of our secured and unsecured debt financings was 2.4 years and we were in compliance with all applicable covenants.
While the industry continues to recover from the impact of COVID-19, according to IATA, as of November 30, 2022, air travel was still down to approximately 75% compared to normal levels. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide lease concessions to certain customers in the form of deferrals or broader lease restructurings. We may ultimately be unable to collect some or all amounts that we have deferred or may defer in future periods. As of November 30, 2022, we hold $64.9 million in security deposits, $494.1 million in maintenance payments and $80.6 million in letters of credit from our lessees.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of January 6, 2023, total liquidity of $2.3 billion includes $1.7 billion of undrawn facilities, $0.4 billion of projected adjusted operating cash flows, $0.1 billion of contracted asset sales and $0.1 billion of unrestricted cash through January 1, 2024. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Nine Months Ended November 30,
	2022	2021
	(Dollars in thousands)
Net cash flow provided by operating activities	$343,531	$271,435
Net cash flow used in investing activities	(345,293)	(417,582)
Net cash flow provided by (used in) financing activities	39,288	(155,422)
Operating Activities:
Cash flow provided by operating activities was $343.5 million and $271.4 million for the nine months ended November 30, 2022 and 2021, respectively. The increase of $72.1 million was primarily attributable to:
•$48.9 million of payments received on maintenance and general security letters of credit for our former Russian lessees;
•a $32.8 million increase in cash related to accounts receivable and other assets, primarily due to an increase in customer collections, including the repayment of lease deferrals, as global air traffic recovers from the COVID-19 pandemic; and
•a $14.0 million increase in lease rental revenue related to the timing of payments for cash basis customers and a lower number of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method for the nine months ended November 30, 2022.
The nine months ended November 30, 2021 included an additional $35.2 million of lease payments related to our former Russian leases.
Investing Activities:
Cash flow used in investing activities was $345.3 million and $417.6 million for the nine months ended November 30, 2022 and 2021, respectively. The decrease of $72.3 million was primarily attributable to a $206.6 million increase in proceeds from the sale of flight equipment, partially offset by a $155.0 million increase in acquisition and improvement of flight equipment.
Financing Activities:
Cash flow provided by financing activities was $39.3 million for the nine months ended November 30, 2022 as compared to cash flow used in financing activities of $155.4 million for the nine months ended November 30, 2021. The net cash increase of $194.7 million was primarily attributable to a $543.1 million decrease in repayments of secured and unsecured debt financings, net of proceeds.
These inflows were partially offset by a $393.4 million decrease in net proceeds from the issuance of preference shares.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments related to our office leases. Total contractual obligations decreased to $5.9 billion at November 30, 2022 from $6.0 billion at February 28, 2022, due to lower outstanding debt and the related interest thereon resulting from principal repayments, partially offset by higher aircraft purchase commitments and office lease obligations.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended November 30, 2022 and 2021, we incurred a total of $68.4 million and $27.5 million, respectively, of capital expenditures (including lease incentives) related to the improvement of aircraft.
As of November 30, 2022, the weighted average age by net book value of our aircraft was approximately 10.0 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement.
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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of November 30, 2022, the net book value of its nine aircraft was $288.6 million.
Foreign Currency Risk and Foreign Operations
At November 30, 2022, more than 99% of our leases were payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended November 30, 2022, expenses, such as personnel and office costs, denominated in currencies other than the U.S. dollar totaled $14.7 million in U.S. dollar equivalents and represented 27% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended November 30, 2022 and 2021, we incurred insignificant net gains and losses on foreign currency transactions.
Inflation
Inflation affects our lease rentals, asset values and costs, including operating expenses and maintenance and other costs. We do not believe that our financial results have been, or will be, adversely affected by inflation in a material way.

Management’s Use of EBITDA and Adjusted EBITDA
We define EBITDA as income (loss) from continuing operations before interest expense, income taxes, and depreciation and amortization. We use EBITDA to assess our consolidated financial and operating performance, and we believe this non-U.S. GAAP measure is helpful in identifying trends in our performance.
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
The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended November 30, 2022 and 2021:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021

Net income (loss)	$50,104	$(62,407)	$49,093	$(62,357)
Depreciation	82,872	84,526	246,296	250,308
Amortization of lease premiums, discounts and incentives	3,763	8,867	14,669	20,026
Interest, net	50,757	50,515	151,638	163,965
Income tax provision	23,071	23,504	22,332	22,877
EBITDA	210,567	105,005	484,028	394,819
Adjustments:
Impairment of flight equipment	29,880	69,111	67,979	110,926
Loss on extinguishment of debt	—	—	463	14,156

Adjusted EBITDA	$240,447	$174,116	$552,470	$519,901
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

•the cash portion of income tax provision(benefit) generally represents charges (gains), which may significantly affect our financial results; and
•adjustments required in calculating covenant ratios and compliance as that term is defined in the indenture governing our senior unsecured notes which may not be comparable to similarly titled measures used by other companies.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR, SOFR or an alternative reference rate. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. Our borrowing agreements may provide a mechanism for determining an alternative rate of interest as entities begin to transition away from LIBOR due to reference rate reform. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
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
As of November 30, 2022, a hypothetical 100-basis point increase/decrease in interest rates on our variable rate borrowings would result in an interest expense increase/decrease of $2.4 million and $2.4 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the

Company’s disclosure controls and procedures as of November 30, 2022. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

10.1	Amendment No. 18 to Purchase Agreement COM0270-15, dated as of December 8, 2022 (Amendment No. 18), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2022 and February 28, 2022; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended November 30, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 30, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements.*

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
** Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
ØØ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: January 12, 2023

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer