Form 10-K
period 2023-02-28
Aircastle LTD
filed 2023-04-25
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 28, 2023
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on August 31, 2022 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was $0 because the Registrant’s Common Shares were not publicly traded as of that date. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of April 18, 2023, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.
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
Overview
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. During the year ended February 28, 2023, we purchased 22 aircraft and sold 25 aircraft and other flight equipment. As of February 28, 2023, we owned and managed on behalf of our joint venture 248 aircraft leased to 73 lessees located in 44 countries and the net book value of our fleet (comprised of flight equipment held for lease and net investment in direct financing and sales-type leases, or “Net Book Value”) was $6.6 billion. The weighted average age of our fleet was 9.7 years and the weighted average remaining lease term was 5.3 years. As of February 28, 2023, we had commitments to purchase 20 aircraft with delivery through 2024 for $763.7 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income (loss) and Adjusted EBITDA were $796.0 million, $62.8 million, and $732.3 million for the year ended February 28, 2023, respectively, and $769.8 million, $(278.2) million and $752.3 million for the year ended February 28, 2022, respectively. Cash flow provided by operating activities was $437.7 million and $372.9 million for the years ended February 28, 2023 and 2022, respectively. Our business and financial results, customers, and the aviation industry have been impacted by the COVID-19 pandemic and the Russian invasion of Ukraine. We believe our platform and personnel have enabled us to effectively manage through these crises and will position us to take advantage of new investment opportunities when they arise. Our Company employs a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than thirty years of relevant industry experience, including managing through prior downturns in the aviation industry, like the 2008 global financial crisis and the September 11, 2001 terror attacks.
Global air travel continues to recover following the impact of the COVID-19 pandemic. According to the International Air Transit Association (“IATA”), air travel approximated 85% of pre-pandemic levels as of February 28, 2023, compared to 55% as of February 28, 2022. The recovery has been driven by strong demand for domestic travel and an improvement in international traffic, which has benefited from the relaxation of travel restrictions in most markets. The recent lifting of travel restrictions in China should help further strengthen global international traffic volumes in 2023 and beyond. We continue to believe long-term demand for air travel will return to historical trends over time.
Historically, growth in commercial air traffic has been correlated with world economic activity. Prior to the COVID-19 pandemic, commercial air traffic growth expanded at a rate one to two times that of global GDP growth. This expansion of air travel has driven growth in the world aircraft fleet; and there are approximately 26,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 49% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a 2-3% average annual rate.
As a leading secondary market investor, we believe that our long-standing business strategy of maintaining conservative leverage, limiting long-term financial commitments, and focusing our portfolio on more liquid narrow-body aircraft has enabled us to manage through recent crises, such as the COVID-19 pandemic and the Russian invasion of Ukraine. Our portfolio of primarily mid-life, narrow-body aircraft should remain attractive relative to new technology aircraft due to their lower capital costs in an environment of tight airline margins.

We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of April 3, 2023, total liquidity of $2.0 billion included $1.4 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows through April 1, 2024, and $0.1 billion of unrestricted cash.
Russian Invasion of Ukraine
At the onset of the Russian Federation’s invasion of Ukraine on February 24, 2022, we had 13 aircraft on lease with Russian or Russian-affiliated airlines and have since terminated the leasing activities for all of these aircraft.
As of February 28, 2023, 9 of our aircraft that were previously leased to Russian airlines remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the sanctions imposed on Russia and leasing terminations. While we will continue to pursue repossession, it is unlikely we will regain possession of any of these 9 aircraft. As a result, the Company wrote off the remaining book value of these 9 aircraft, resulting in impairment charges totaling $31.9 million during the year ended February 28, 2023. These 9 aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft and has initiated legal proceedings against its contingent and possessed insurers. The collection, timing and amounts of any insurance recoveries is uncertain.
We have also successfully recovered 4 aircraft that were previously leased to Russian or Russian-affiliated airlines as of February 28, 2023, comprised of 1 narrow-body, 1 wide-body and 2 freighter aircraft. During the year ended February 28, 2023, we sold the 2 freighter aircraft and 1 wide-body aircraft that we recovered for gains totaling $53.5 million.
We received $48.9 million of maintenance and general security letters of credit for our former Russian lessees during the year ended February 28, 2023, which we have recognized in maintenance and other revenue. We collected the remaining letters of credit totaling $0.6 million subsequent to February 28, 2023.
Our Competitive Strengths
We believe the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:
•Diversified Portfolio of Modern Aircraft: We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of February 28, 2023, our owned and managed aircraft portfolio consisted of 248 aircraft leased to 73 lessees in 44 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 5.3 years. This provides us with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.
•Flexible, Disciplined Acquisition Approach and Broad Investment Sourcing Network: Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with airlines, other aircraft lessors, manufacturers, financial institutions and other aircraft owners. Since our formation in 2004, we have acquired 565 aircraft for $18.5 billion as of February 28, 2023. We have built our aircraft portfolio through more than 180 transactions with 98 counterparties as of February 28, 2023.
•Significant Experience in Successfully Selling Aircraft Throughout Their Life Cycle: Our team is adept at managing and executing the sale of aircraft. Since our formation, we have sold 299 aircraft to 94 buyers for $6.7 billion as of February 28, 2023. These sales produced net gains of $514.1 million and involved a wide range of aircraft types and buyers. Of these aircraft, 205, or 69%, were over 14 years old at the time of sale; often being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is one of the capabilities that sets us apart from many of our competitors.
•Strong Capital Raising Track Record and Access to a Wide Range of Financing Sources: Since our inception, we have raised approximately $2.1 billion in equity capital from private and public investors as of February 28, 2023. We maintain a strong, strategic relationship with Marubeni Corporation (“Marubeni”), which is one of our controlling shareholders. We have obtained $19.4 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, and the aircraft securitization market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.
•Our Capital Structure Provides Investment Flexibility: We have $1.7 billion available from unsecured revolving credit facilities, $1.4 billion of which does not expire until 2025, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our large, unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, which we expect will allow us to pursue a flexible and opportunistic investment strategy over the long term.
•Experienced Management Team with Significant Expertise: Our leadership team has an average of more than thirty years of relevant industry experience and we have expertise in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience spans several industry cycles and a wide range of business conditions and is global in nature. We believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.
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
Business Strategy
Our business approach is to continue to remain differentiated from those of other leasing companies which have orders with aircraft manufacturers. The recent global disruptions that occurred as a result of the COVID-19 pandemic and the Russian invasion of Ukraine have required enhanced focus on diligent, proactive risk monitoring while continuing to pursue our core strategies. Our focus is to manage risk and secure liquidity while growing our assets and profits over the long term. By limiting long-term capital commitments and maintaining a conservative capital structure, we seek to best position ourselves for future investment opportunities as macroeconomic conditions improve.
Our business strategy entails the following elements:
•Pursuing a disciplined and differentiated investment strategy. In our view, the relative values of different aircraft change over time. We continually reevaluate investments across different aircraft models, ages, lessees and acquisition channels as market conditions and relative investment values change. We believe our team’s experience with a wide range of asset types and the financing flexibility offered through unsecured debt provides us with a competitive advantage. We view orders from aircraft manufacturers to be part of our investment opportunity set, however we have limited large, long-term capital commitments and are not reliant on orders for new aircraft from manufacturers as a source of new investments, as many of our competitors do. Over the long term we plan to grow our business and profits while maintaining a conservative and flexible capital structure.
•Selling assets when attractive opportunities arise. We sell assets with the aim of realizing profits and reinvesting proceeds. We also use asset sales for portfolio management purposes, such as reducing lessee specific concentrations and lowering residual value exposures to certain aircraft types.
•Maintaining efficient access to capital from a wide set of sources and leveraging our investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase our purchase activity when prices are low and to emphasize asset sales when prices are high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. Since 2018, we have had an investment grade corporate credit rating and maintained strong portfolio and capital structure metrics while achieving critical size through accretive growth. We believe our investment grade rating not only reduces our borrowing costs, but also facilitates more reliable access to both unsecured and secured debt capital throughout the business cycle. There can be no assurance, however, that we will be able to access capital on a cost-effective basis and our failure to do so could have a material adverse effect on our business, financial condition or results of operation.
•Leveraging our strategic relationships. We intend to capture the benefits provided through the extensive global contacts and relationships maintained by our shareholders, Marubeni and Mizuho Leasing, which have enabled greater access to Japanese-based financing and helped source and develop our joint venture.
•Capturing the value of our efficient operating platform and strong operating track record. We believe our team’s capabilities in the global aircraft leasing marketplace us in a favorable position to explore new income-generating activities as capital becomes available for such activities. We intend to continue to focus our efforts on investment opportunities in areas where we believe we have competitive advantages and on transactions that offer attractive risk/return profiles.
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
Typically, the lessee agrees to lease an aircraft for a fixed term, although certain of our leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. Substantially all of our leases have fixed rates that are payable monthly in advance in U.S. dollars. Under our leases, the lessee must pay operating expenses payable or accrued during the term of the lease, which normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums.
Generally, we receive a cash deposit or letter of credit as security for the lessee’s performance of its obligations under the lease. Typically, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft, which are either made monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit provided by the lessee and market conditions at the time. If a lessee is making monthly maintenance payments, we would typically be obligated to use funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lessee makes a single end of lease maintenance payment, the lessee would typically be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and the aircraft is returned to us in better condition than at lease inception.
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

The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account sales, sale agreements, lease placements and renewal commitments as of April 18, 2023, by fiscal year:

Aircraft Type	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Off-Lease(1)	Sold or Sale Agreement	Total
A319/A320/A321	9	23	12	12	11	8	16	3	6	3	—	2	2	4	111
A320neo/A321neo	—	8	3	—	1	1	1	2	2	2	5	2	—	—	27
A330-200/300	1	—	3	1	4	—	—	1	3	—	—	—	1	1	15
737-700/800	7	8	8	6	7	3	9	2	1	—	2	—	2	2	57
737-MAX8	—	—	—	—	—	—	—	1	—	2	1	—	—	—	4
777-300ER	—	—	—	—	3	—	—	—	1	—	—	—	—	—	4
E195	2	—	3	—	—	—	—	—	—	—	—	—	—	—	5
E2-195	—	—	—	—	—	—	—	—	5	5	—	2	—	—	12
Freighters	—	—	—	—	—	1	—	3	—	—	—	—	—	—	4

Total	19	39	29	19	26	13	26	12	18	12	8	6	5	7	239
_____________
Fiscal Year 2023 Lease Expirations and Lease Placements
As of April 18, 2023, we have 5 off-lease aircraft and 19 aircraft with leases expiring in fiscal year 2023, which combined account for 7% of our Net Book Value at February 28, 2023, still to be placed or sold.
Fiscal Year 2024-2027 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in fiscal years 2024-2027, representing the percentage of our Net Book Value at February 28, 2023, specified below:
•2024: 39 aircraft, representing 13%;
•2025: 29 aircraft, representing 12%;
•2026: 19 aircraft, representing 7%; and
•2027: 26 aircraft, representing 12%.
Lease Payments and Security. Our leases require the lessee to pay periodic rentals during the lease term. As of February 28, 2023, all but one of our leases have fixed rentals that do not vary according to changes in interest rates. For the one variable rate lease, rentals are payable on a floating interest-rate basis. Virtually all lease rentals are payable monthly in advance and in U.S. dollars.
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
We source and service investments for our joint venture to which we provide marketing, asset management and administrative services. We are paid market-based fees for these services, which are recorded in Other revenue in our Consolidated Statements of Income (Loss).
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
Competition for leasing, re-leasing and selling aircraft is based principally upon the availability, type and condition of the aircraft, user base, lease rates, prices, and other lease terms. Aircraft manufacturers, leasing companies, airlines and other operators, distributors, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
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
Competition for mid-aged and older aircraft comes from other competitors that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Carlyle Aviation Partners, Castlelake, Merx Aviation and other players, including new entrants, funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the availability of debt financing for mid-aged aircraft. Some of these companies have also set up permanent capital structures to be able to access the unsecured debt market.
Some of our competitors have greater financial resources and / or a lower cost of capital. A number commit to speculative orders of new aircraft to be placed on operating lease upon delivery from the manufacturer, which compete with new and used aircraft offered by other lessors. The aircraft leasing industry is characterized by on-going merger and acquisition activity as well as new entrants as barriers to entry into the industry are relatively low. In 2022, two start-ups with significant financial backing started operations: High Ridge Aviation (U.S., backed by PIMCO) and AviLease (Saudi Arabia, backed by a sovereign wealth fund).
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
Insurance
We require our lessees to carry general third-party legal liability insurance, all-risk aircraft hull insurance (both with respect to the aircraft and with respect to each engine when not installed on our aircraft) and war-risk hull and legal liability insurance. We are named as an additional insured on liability insurance policies carried by our lessees, and we or one of our lenders would typically be designated as a loss payee in the event of a total loss of the aircraft. We maintain contingent hull and liability insurance coverage with respect to our aircraft which is intended to provide coverage for certain risks, including the risk of cancellation of the hull or liability insurance maintained by any of our lessees without notice to us, but which excludes coverage for other risks such as the risk of insolvency of the primary insurer or reinsurer. Not all losses are covered by insurance and in some cases, the insurers also have maximum limits that will be payable called aggregate limits.
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
Both our insurers and the airlines’ insurers have not settled our claims arising from the Russian invasion of Ukraine and we have had to resort to litigation that could take years to fully settle. The Russian invasion of Ukraine has also led insurers to reassess their coverage and significantly increase premiums. We nevertheless continue to believe the insurance coverage currently carried by our lessees and by Aircastle provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that our lessees’ insurers and re-insurers will be or will remain solvent and able to satisfy any claims, that any particular claim will ultimately be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.
Environmental, Social and Governance (“ESG”)
We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, and better serves our customers, our communities and the broader environment within which we conduct our business. Board oversight of ESG matters is conducted by the Company’s Risk and Governance Committee.” A detailed report with our ESG disclosures in alignment with Global Reporting Initiative guidance can be found on our website at www.aircastle.com.
Our Commitment to Environmental Sustainability
Ambitious targets have been made towards the ultimate goal of curbing the adverse effects of climate change. In October 2021, IATA announced its Fly Net Zero commitment to achieve net zero carbon by 2050. This commitment was echoed by the United States Aviation Climate Action Plan, released in November 2021. In February 2022, a collective of airlines, airports, and aviation manufacturers operating in the European Union (“E.U.”), United Kingdom (“U.K.”), and European Free Trade Associate (“EFTA”) unveiled the flagship sustainability measure, Destination 2050.
For these ambitious measures to reach implementation, a wide political and administrative consensus will be required. Due to the inherent complexities of jet aircraft, decarbonizing aviation requires more radical new technology as compared to other modes of transportation. Hydrogen and electronic propulsion for commercial jet aircraft are far-reaching initiatives. Sustainable aviation fuels (“SAFs”) provide the most readily available means for airline operators to reduce their carbon emissions while using existing technology, however the high cost and low availability present challenges for SAFs impactful usage.
The Company believes the operations of our customers could be affected by the potential impacts of both climate change and sustainability targets and initiatives aimed at curbing its effect, so we are committed to monitoring sustainability developments. The Company’s long-term strategic plan takes these rapidly developing initiatives into consideration when we evaluate the technology behind the aircraft we target for investment. For the year ended February 28, 2023, 16 out of the Company’s 22 total acquisitions were in new technology aircraft with higher efficiency and lower emissions.
Our People
As of February 28, 2023, we had 115 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
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
•geopolitical events, including war, terrorism, epidemic or pandemic diseases and natural disasters;
•impact of climate change and emissions on demand for air travel;
•cyber risk, including information hacking, viruses, ransomware and malware; and
•governmental regulation of, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.
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
If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this could result in less favorable leases and significant reductions in our cash flow.
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
Emerging markets may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of these events may adversely affect our ownership interest in an aircraft or the ability of our lessees to meet their lease obligations. For the year ended February 28, 2023, 45 of our lessees, which operated 118 aircraft and generated 54% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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
•foreign exchange rates;
•interest rates and the availability of capital to finance certain aircraft types;
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
•regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or re-leased; and
•compatibility of our aircraft configurations or specifications with those desired by operators and financiers.

Any decrease in the values of and lease rates for commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results.
Climate change may have a long-term impact on our business.
There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder and financier expectations, local, national and international climate change policies, all have the potential to disrupt our business and operations. Various countries, including the United States and countries in the European Union, have announced sustainability initiatives that, among other things, aim to reduce carbon emissions, explore sustainable aviation fuels and establish sustainability measures and targets. Climate and environmental objectives may impact the types of aircraft we target for investment and the demand for certain aircraft and engine types, and could result in a significant increase in our costs and expenses and adversely affect future revenue, cash flows and financial performance. Failure to address climate change could result in greater exposure to economic and other risks and impact our ability to adhere to developing climate goals.
The advent of superior aircraft technology and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Airbus A220 and re-engined models of the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft generally delivers improved fuel consumption and reduced noise and emissions with lower operating costs compared to prior-technology aircraft. The Boeing 787 and 737 MAX and the Airbus A350, A320neo and A220 are all currently in production. The Boeing 777X is expected to enter service in 2025. The Commercial Aircraft Corporation of China Ltd. is developing aircraft models that will compete with the Airbus A320 family aircraft, the Boeing 737 and the Embraer E-Jet. The introduction of these new models and the potential resulting overcapacity in aircraft supply, could adversely affect the residual values and the lease rates for our aircraft, our ability to lease or sell our aircraft on favorable terms, or at all.
The effects of emissions and noise regulations and policies may negatively affect the airline industry. This may cause lessees to default on their lease payment obligations and may limit the market for certain aircraft in our portfolio.
Many governments have imposed limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current ICAO standards. In 2015, over 190 countries, including the United States, reached an agreement to reduce global GHG emissions at the United Nations Framework Convention on Climate Change. The agreement does not expressly reference aviation, but if the agreement is implemented in the United States and other countries there could be an adverse effect on the aviation industry.
European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The E.U. has included the aviation sector in its emissions trading scheme (“ETS”) but its application to flights within the European Economic Area (“EEA”) deferred any further application until 2024, pending a review of the results of a new initiative introduced by the promulgated by ICAO. On December 6, 2022, a provisional agreement on the European Commission’s “Fit for 55” proposal was reached between the European Parliament and the European Council that will modify the ETS system by phasing out ETS allowances for the aviation sector by 2026. It remains to be seen how this agreement will be implemented and what effect, if any, this will have on our business.
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
Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies to reduce emissions and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors, and may impact the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel. These concerns could result in limitations on our customers’ operation of our fleet and our ability to lease or re-lease certain older mid-life aircraft, particularly aircraft equipped with older technology engines.
Compliance with current or future regulations could cause our lessees to incur higher costs and lead to higher ticket prices, which could mean lower demand for travel and adverse impacts on the financial condition of our lessees. Such compliance may also affect our lessees’ ability to make rental and other lease payments and limit the market for aircraft in our portfolio.
Public perception of the company’s commitment to positive ESG initiatives could expose us to additional risk.
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, financiers, employees and other stakeholders related to their ESG practices and disclosure. There has been an increased expectation for the global aviation industry to balance commercial interests with conscientious ESG performance focused on accountability to stakeholders. In recognition of this trend, organizations are sometimes reviewed by rating agencies using varying sustainability evaluation criteria. In some cases, these reviews result in ESG-specific ratings. Institutions who invest in our unsecured notes or with whom we have secured lending facilities may also have an elevated focus on the ESG perception of those with whom they transact. Our ability to obtain financing at strategic rates could be impacted by these perceptions and ratings or by any developing key performance indicators which the Company and financiers may develop over time.
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
The concentration of aircraft or engine types in our portfolio could lead to adverse effects on our business should any difficulties specific to a particular type of aircraft or engine occur.
Our portfolio is concentrated in certain aircraft and engine types. The supply of commercial aircraft is dominated by Airbus and Boeing and there are a limited number of engine manufacturers. Should any aircraft or engine types or any manufacturers encounter disruptions, including supply chain issues, manufacturing and quality control issues, financial instability or other difficulties, it would cause a decrease in the value of these assets, an inability to lease them on favorable terms or at all, or a potential grounding of these aircraft or engines, which may adversely impact our financial results, to the extent the affected type comprises a significant percentage of our portfolio.
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

Lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are required to maintain public liability, property damage and hull all risk and hull war risk insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. Following the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available to airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. As a result, the amount of such third-party war risk and terrorism liability insurance that is commercially available at any time may be below the amount stipulated in our leases. The Russian invasion of Ukraine has also led insurers to reassess their coverage and significantly increase premiums.
Our lessees’ insurance (including any available governmental supplemental coverage) and our contingent and possessed insurance may not cover, or be sufficient to cover, all types of claims that may be asserted against us and recovery may also be subject to aggregate limits. Any inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us upon an event of loss under the respective leases or upon a claim under the relevant liability insurance.
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
Risks Related to Our Operations
Events outside of our control, including the threat or realization of epidemic or pandemic diseases, terrorist attacks, war or armed hostilities between countries or non-state actors, and natural disasters may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, and may ultimately impact our business.
Air travel has historically been disrupted, sometimes severely, by the occurrence of unexpected events outside of our and our lessees’ control. The occurrence of any such event, or multiple such events, could cause our lessees to experience decreased passenger demand, to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us. This in turn may lead to lease restructurings and repossessions and could result in reductions to our lease revenues and cash flows, and cause us to record impairment charges to the extent we cannot recover our investment in our aircraft assets.
Passenger demand for air travel has been recently impacted by the COVID-19 pandemic and, in the past, by other epidemic diseases such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, and Ebola.
According to IATA, air travel approximated 85% of pre-pandemic levels as of February 28, 2023, compared to 55% as of February 28, 2022. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide lease concessions to certain customers in the form of deferrals or broader lease restructurings. We have also experienced and may still experience other impacts from the COVID-19 pandemic, including weaker demand for certain aircraft types and defaults, bankruptcies or reorganizations of our lessees. While we cannot currently reasonably estimate the extent to which these events will continue to impact our business, we expect our business, financial condition and results of operations will continue to be negatively impacted in the near term. Future epidemic diseases and other diseases, or the fear of such events could provoke responses that negatively affect passenger air travel.
The airline industry has also been disrupted by terrorist attacks, war or armed hostilities between countries or non-state actors, including the fear of such events. These events may lead to decreased passenger demand and revenue due to safety concerns, the inconvenience of additional security measures, the higher price of jet fuel, increased financing costs, and difficulty in raising funds on favorable terms, or at all. In addition, these events may lead to higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and affect the extent to which such insurance has been or will continue to be available. they may also lead to higher insurance costs due to the increased security measures and potential special charges, such as those related to the impairment of aircraft and other long lived assets stemming from the above conditions. More recently, the Russian invasion of Ukraine and resulting sanctions by various countries, including the United States, countries in the E.U., and the U.K., have significantly affected our business, financial condition, and results of operations. The Russia invasion of Ukraine has and may continue to have adverse effects on macroeconomic conditions, including fuel prices, the availability and cost of insurance, security conditions, currency exchange rates and financial markets. It is not possible to predict the broader or longer-term consequences of the Russian invasion of Ukraine, which could include new or additional sanctions (including counter responses by the Russian government or other jurisdictions), embargoes, further escalation or regional instability, and geopolitical shifts. Such geopolitical instability and uncertainty could have a negative impact on our ability to lease aircraft, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could materially and adversely affect our business.
Demand for air travel or the inability of airlines to operate to or from certain regions due to the occurrence of natural disasters or other natural phenomena, such as severe weather conditions, floods, earthquakes or volcanic eruptions, could have an adverse effect on our lessees’ ability to satisfy their lease payment obligations to us.
Volatile financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital and may adversely impact the airline industry and the financial condition of our lessees.
We may, from time to time, seek to opportunistically refinance, amend, re-price and/or otherwise replace any of our debt, obtain additional debt financing or enter into other financing arrangements, reduce or extend our debt, lower our interest payments or the cost of capital available to us under certain types of financing arrangements, or otherwise seek to improve our financial position or the terms of our debt or other financing agreements. These actions may include open market debt repurchases, negotiated repurchases, or other repayments, redemptions or retirements of our debt or other financing arrangements.
The amount of debt that may be borrowed or issued, refinanced, and/or repurchased, repaid, redeemed or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with our debt covenants and other considerations. The availability and pricing of debt financing remains susceptible to global events, including political changes, rising interest rates, currency fluctuations, and the rate of international economic growth. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition and results of operations could be materially adversely affected.
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
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, a significant change in aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type that is no longer in production or significant airworthiness directive that is issued.

When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceeds its net book value. We develop the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted net cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation. If our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges.
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers and aircraft variants that are more susceptible to the impact of these above crises and value deterioration.
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
As of February 28, 2023, our total indebtedness was $4.6 billion, representing 71.1% of our total capitalization. Aircastle Limited is either the principal obligor or has guaranteed most of this indebtedness, and we are responsible for timely payment when due and compliance with covenants under the related debt documentation. We may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors. Our indebtedness subjects us to certain risks, including:
•16.7% of our Net Book Value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of certain aircraft, in part, to repay amounts outstanding under such indebtedness;
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
•Senior Notes Our senior note indentures impose operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from guaranteeing additional indebtedness, incurring liens and a cross-default to certain other financings of the Company.
•Term Financings. Our secured term financings contain, among other customary provisions, a minimum net worth covenant of $1.1 billion, a 2.0:1.0 minimum interest coverage ratio, a 2.0:1.0 minimum fixed coverage ratio, a 75% maximum loan-to-value ratio, a 2.0:1.0 EBITDA to cash interest ratio and a cross-default to certain other financings of the Company.
•Unsecured Revolving Credit Facilities. Our unsecured revolving credit facilities/loan contain $750 million to $1.1 billion minimum net worth covenants, minimum unencumbered asset ratios, minimum fixed coverage ratios and cross-defaults to certain other financings of the Company.
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
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers, suppliers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including malware, ransomware, security breaches, cyber-attacks, employee error and defects in design. There may also be an elevated risk of cyber-attacks by Russia in response to economic sanctions imposed by the U.S., the E.U., the U.K. and other countries resulting from the Russian invasion of Ukraine. Damage, disruption, or failure of information technology systems may result in interruptions to our operations or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks that could lead to the payment of fraudulent claims, loss of sensitive information, including our own proprietary information or that of our customers, suppliers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.
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
The U.S. Corporate Alternative Minimum Tax (“AMT”) proposals may impact our effective tax rate in future periods.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”). The IRA includes a provision which imposes a 15% minimum tax on adjusted financial statement income (“AFSI”) for corporations. For a corporation that is a member of a foreign-parented multi-national group, the AMT applies where (i) the three-year average annual AFSI from all members of the foreign-parented multi-national group exceeds $1 billion, and (ii) the three-year average annual AFSI from the group’s U.S. corporation(s) is $100 million or more. There is currently limited guidance on the application and calculation of any AMT. This uncertainty will be addressed through regulations promulgated by the U.S. Treasury and guidance issued by the Internal Revenue Service. We currently do not expect these changes to have a material impact on our financial position; however, we will continue to evaluate the impact as further information becomes available.
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
Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties, a restriction of its business activities, automatic reporting by the Bermuda authorities to the competent authorities in the European Union or other jurisdiction of the entity’s beneficial owners, on an entity’s non-compliance or being struck-off as a registered entity in Bermuda. If any one of the foregoing were to occur it may adversely affect the business operations of the Company or its Bermuda subsidiaries.
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
The Organization for Economic Cooperation and Development (the “OECD”) has introduced an action plan with respect to base erosion and profit shifting (“BEPS”). The plan targets among other things tax avoidance measures such as hybrid instruments, excessive interest deductions, treaty shopping, and permanent establishment avoidance.
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
Further changes to tax law will be required in order to fully implement the BEPS action plans. Currently, it is difficult to determine what further BEPS actions the governments of lessee jurisdictions will implement. Depending on the nature of the BEPS action plans adopted, it may result in an increase in our effective tax rate and cash taxes liabilities in future periods.
It is unclear what impact the OECD and the BEPS initiatives will have on our business.
On January 29, 2019, the OECD announced an initiative , to create an international consensus on new rules (referred to as “BEPS 2.0”) for the framework governing international taxation, which was supported by the publication of the Pillar One and Pillar Two Blueprint Reports (the “Blueprints”) on October 12, 2020. The stated aim is to move beyond the arm’s length principle and the scope of current taxing rights are limited to businesses with a physical presence in a country. The new rules, if adopted, would readjust the balance of taxing rights and multinational companies (“MNC”) profit allocation between jurisdictions where MNC assets are owned and the markets where users and consumers are based.
On October 8, 2021, 136 countries, including Ireland and Bermuda, approved a statement, known as the OECD BEPS Inclusive Framework (the “IF”), providing a framework for BEPS 2.0, which builds upon the Blueprints. The IF and revised Pillar Two Blueprint include a global minimum effective tax rate of 15% for groups with annual consolidated revenue in excess of €750 million, subject to certain exclusions. The OECD published detailed rules to assist in the implementation of the Pillar 2 rules involving 137 countries on December 20, 2021, and again on March 14, 2022. These detailed rules should allow some countries to introduce the Pillar 2 rules into domestic legislation during the course of 2023. On December 22, 2021, the European Commission published a proposed E.U. Directive to incorporate the Pillar 2 tax rules into E.U. law and has also issued further publications since that date. On December 12, 2022, the E.U. council unanimously agreed to adopt this Directive giving E.U. countries until December 31, 2023 to transpose the Directive into domestic legislation. Further guidance is expected from the OECD and the E.U. as to how certain aspects of the Pillar

Two Blueprint and the Directive will operate mechanically, and as such it is difficult to determine the degree to which these changes may result in an increase in our effective tax rate and cash tax liabilities in future periods.
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
Most of the measures were implemented with effect from January 2019, though certain measures may be deferred to 2024. The E.U. ATAD contemplates the introduction of a restriction on the deductibility of interest, measures in respect of certain hybrid transactions and instruments, an exit charge, a switch overrule, controlled foreign company rules as well as a general anti-avoidance rule.
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
The Irish Finance Bill published on October 21, 2021 included draft legislation to enact the interest limitation measures prescribed by ATAD. The implementation date for the new law was January 1, 2022. Based on the final legislation in Finance Act 2021 signed into law on December 21, 2021, the interest limitation rule will apply to limit the deductibility of a company’s exceeding borrowing costs (i.e. its interest (and equivalent) borrowing costs as reduced by its interest (and equivalent) income) to 30% of tax adjusted EBITDA. Importantly for companies carrying on a leasing trade, a portion of their operating lease income and expense will be treated as equivalent to interest for the purposes of the test. The legislation was finalized on December 21, 2021 and Irish Revenue released guidance on the application of these rules on August 4, 2022, and updated guidance in February 2023. We currently do not expect these interest limitation rules to have a material impact on our financial position.
On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the E.U. (“E.U. ATAD 3”) and has since issued a number of draft amendments. While E.U. ATAD 3 was initially expected to be adopted and published into E.U. member states’ national laws by June 30, 2023, and become effective as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. One of the proposed amendments has been to delay the application of E.U. ATAD 3 to January 1, 2025. E.U. ATAD 3 could result in additional reporting and disclosure obligations.
On May 11, 2022, the European Commission issued a proposal for a Council Directive laying down rules providing for a debt-equity bias reduction allowance within the E.U. (“DEBRA”). DEBRA is intended to provide a notional interest deduction in respect of equity invested in a company, with the interest calculated based on the 10-year risk-free rate for the relevant currency, with the maximum deduction available limited to 30% of earnings before interest, tax, depreciation and amortization. DEBRA is expected to be enacted into legislation in the coming years, but the timing and development of this legislation are uncertain. DEBRA could result in additional reporting and disclosure obligations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease office space in Stamford, Connecticut, Dublin, Ireland and in Singapore. The lease for our current office in Stamford, Connecticut expires in August 2028. The lease for our Dublin office expires in September 2042 and the lease on our Singapore office expires in July 2025. None of these leases are individually material to the Company’s consolidated financial statements.
We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers. Information pertaining to our executive officers who held office as of April 18, 2023 is set forth below:
Michael Inglese, 62, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Douglas C. Winter, 59, became our Chief Commercial Officer in April 2019. Prior to joining Aircastle, Mr. Winter was Vice Chairman of Amedeo, a leading aircraft asset manager, from July 2018 to March 2019, as well as Chief Executive Officer and member of the Board of Managers at Voyager Aviation (“Voyager”) from October 2017 to March 2019. Prior to this, he served as President and Chief Commercial Officer at Voyager from September 2015 to September 2017. Mr. Winter joined Voyager in June 2015 as Chief Commercial Officer. Previously, Mr. Winter was an advisor to GE Capital Aviation Services and Chief Executive Officer of Octagon Aviation from June 2013 to May 2015 and, before this, he served as Head of Global Sales at AWAS in Dublin, Ireland from December 2010 to May 2013. Mr. Winter has over 35 years of experience in commercial aviation, having started his career with McDonnell Douglas in 1985, and he holds a BS in Business from Indiana University.
Christopher L. Beers, 58, is our Chief Legal Officer & Secretary and became our General Counsel in November 2014. Prior to joining the Company, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a BS in Economics from Arizona State University and a JD from Pace Law School.
Roy Chandran, 59, became our Chief Financial Officer in September 2022. From March 2020, Mr. Chandran was our Chief Strategy Officer having previously served as our Executive Vice President, Corporate Finance and Strategy from June 2017 to March 2020. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997.  Mr. Chandran is responsible for all of the Company’s fund raising activities and strategy and has extensive experience in U.S. and international capital markets.  Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region.  Mr. Chandran holds a BS in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
Paul O’Callaghan, 50, became our Chief Operations Officer in March 2023 and is responsible for portfolio operations, asset management and technical functions. From 2014, Mr. O’Callaghan was our Executive Vice President, Portfolio Management. Mr. O’Callaghan joined Aircastle in 2005 as Vice President of Technical. Prior to this, Mr. O’Callaghan held a number of technical and commercial roles at airlines both in Ireland and the U.S. Mr. O’Callaghan holds a BE in Electronic Engineering from University College Dublin.
Dane Silverman, 36, became our Chief Accounting Officer in July 2021. He was previously our Vice President, Controller from September 2018. Prior to joining Aircastle, Mr. Silverman held Controller and Assistant Controller roles at Voyager Aviation from May 2016. Prior to this, he was a Senior Manager in KPMG LLP’s audit practice. He received a BS in Accounting from Marist College and is a CPA.

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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. As of February 28, 2023, we owned and managed on behalf of our joint venture 248 aircraft leased to 73 lessees located in 44 countries. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. As of February 28, 2023, the Net Book Value of our flight equipment was $6.6 billion. The weighted average age of our fleet was 9.7 years and the weighted average remaining lease term was 5.3 years. Our revenues, net income (loss) and Adjusted EBITDA were $796.0 million, $62.8 million, and $732.3 million for the year ended February 28, 2023, and $769.8 million, $(278.2) million and $752.3 million for the year ended February 28, 2022.
Acquisitions and Sales
During the year ended February 28, 2023, we acquired 22 aircraft for $914.2 million. As of February 28, 2023, we had commitments to acquire 20 aircraft for $763.7 million, with delivery between the first quarter of 2023 and the fourth quarter of 2025, which include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of April 18, 2023, we have acquired 6 additional aircraft and have commitments to acquire 14 aircraft for $491.2 million.
During the year ended February 28, 2023, we sold 25 aircraft and other flight equipment for net proceeds of $426.5 million and recognized a net gain on sale of $70.9 million. As of April 18, 2023, we have sold 3 additional aircraft.
Update on Russian Invasion of Ukraine
At the onset of the Russian Federation’s invasion of Ukraine on February 24, 2022, we had 13 aircraft on lease with Russian or Russian-affiliated airlines and have since terminated the leasing activities for all of these aircraft.
As of February 28, 2023, 9 of our aircraft that were previously leased to Russian airlines remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the sanctions imposed on Russia and leasing terminations. While we will continue to pursue repossession, it is unlikely we will regain possession of any of these 9 aircraft. As a result, the Company wrote off the remaining book value of these 9 aircraft, resulting in impairment charges totaling $31.9 million during the year ended February 28, 2023. These 9 aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft and has initiated legal proceedings against its contingent and possessed insurers. The collection, timing and amounts of any insurance recoveries is uncertain.
We have also successfully recovered 4 aircraft that were previously leased to Russian or Russian-affiliated airlines as of February 28, 2023, comprised of 1 narrow-body, 1 wide-body, and 2 freighter aircraft. During the year ended February 28, 2023, we sold the 2 freighter aircraft and 1 wide-body aircraft that we recovered for gains totaling $53.5 million.
We received $48.9 million of maintenance and general security letters of credit for our former Russian lessees during the year ended February 28, 2023, which we have recognized in maintenance and other revenue. We collected the remaining letters of credit totaling $0.6 million subsequent to February 28, 2023.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we raised $2.1 billion in equity capital from private and public investors. We also obtained $19.4 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, unsecured bond offerings, secured borrowings secured by our aircraft, draws under on our revolving credit facilities and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)
The following table sets forth certain information with respect to the aircraft owned and managed on behalf of our joint ventures by us as of February 28, 2023 and 2022:

Owned Aircraft	As of February 28, 2023(1)	As of February 28, 2022
Net Book Value of Flight Equipment	$6,635	$6,464
Net Book Value of Unencumbered Flight Equipment	$5,469	$5,352
Number of Aircraft	239	251
Number of Unencumbered Aircraft	209	219
Number of Lessees	73	81
Number of Countries	44	45
Weighted Average Age (years)(2)	9.7	10.2
Weighted Average Remaining Lease Term (years)(2)	5.3	4.9
Weighted Average Fleet Utilization during the Fourth Quarter(3)	94.6%	95.6%
Weighted Average Fleet Utilization for the Year Ended(3)	94.8%	94.2%
Portfolio Yield for the Fourth Quarter(4)	9.3%	10.4%
Portfolio Yield for the Year Ended(4)	9.4%	9.1%

Managed Aircraft on behalf of Joint Venture
Flight Equipment	$285	$298
Number of Aircraft	9	9
____________
(1)Excludes 9 aircraft that remain in Russia with zero Net Book Value – see “Update on Russian Invasion of Ukraine” above and Note 3 in the Notes to Consolidated Financial Statements.
(2)Weighted by Net Book Value.
(3)Aircraft on lease as a percentage of total days in period weighted by net book value.
(4)Lease rental revenue, interest income and cash collections on our net investment in direct financing and sales-type leases for the period as a percent of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of February 28, 2023			Owned Aircraft as of February 28, 2022
	Number of Aircraft		% of Net Book Value	Number of Aircraft		% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	43		28%	27		19%
Narrow-body - current technology	173		56%	198		63%
Wide-body	19		14%	22		16%
Total Passenger	235		98%	247		98%
Freighter	4		2%	4		2%

Total	239		100%	251		100%

Manufacturer
Airbus	153		64%	164		66%
Boeing	69		28%	77		30%
Embraer	17		8%	10		4%
Total	239		100%	251		100%

Regional Diversification
Asia and Pacific	62		28%	71		32%
Europe	88		30%	98		30%
Middle East and Africa	8		3%	10		4%
North America	38		20%	36		17%
South America	29		14%	25		13%
Off-lease	14	(2)	5%	11	(3)	4%

Total	239		100%	251		100%
 _______________
(1)Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, and Embraer E2 aircraft.
(2)Of the 14 off-lease aircraft at February 28, 2023, we have 1 wide-body and 4 narrow-body aircraft that we are currently marketing for lease or sale.
(3)All 11 off-lease aircraft at February 28, 2022, have been placed for lease or sold.

The top ten customers for our owned aircraft at February 28, 2023 are as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	8.9%	India	13
LATAM	7.0%	Chile	13
KLM	5.0%	Netherlands	10
Viva Aerobus	4.2%	Mexico	7
Lion Air(1)	4.0%	Indonesia	9
American Airlines	3.7%	United States	9
Air Canada	3.3%	Canada	5
Iberia	3.2%	Spain	14
Frontier Airlines	2.9%	United States	4
Volaris	2.9%	Mexico	5
Total top ten customers	45.1%		89
All other customers	54.9%		150
Total all customers	100.0%		239

(1)Includes 4 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the year ended February 28, 2023 as compared to the year ended February 28, 2022:

	Year Ended February 28,
	2023	2022
	(Dollars in thousands)
Revenues:
Lease rental revenue	$586,508	$595,236
Direct financing and sales-type lease revenue	9,030	10,733
Amortization of lease premiums, discounts and incentives	(20,574)	(20,190)
Maintenance revenue	138,099	152,030
Total lease revenue	713,063	737,809
Gain on sale of flight equipment	70,860	26,001
Other revenue	12,110	5,977
Total revenues	796,033	769,787
Operating expenses:
Depreciation	332,663	337,528
Interest, net	204,606	214,352
Selling, general and administrative	76,857	66,338
Provision for credit losses	1,507	930
Impairment of flight equipment	85,623	452,250
Maintenance and other costs	22,196	31,166
Total operating expenses	723,452	1,102,564

Other income (expense):
Loss on extinguishment of debt	(636)	(14,156)
Other	14,092	57,682
Total other income:	13,456	43,526

Income (loss) from continuing operations before income taxes	86,037	(289,251)
Income tax provision (benefit)	25,466	(7,998)
Earnings of unconsolidated equity method investment, net of tax	2,188	3,044
Net income (loss)	$62,759	$(278,209)
Revenues:
Total revenues increased $26.2 million, attributable to:
Lease rental revenue decreased $8.7 million as a result of:
•a $67.6 million decrease due to lease terminations, of which $59.5 million related to the termination of leasing activities with Russian or Russian-affiliated airlines as a result of sanctions;
•a $21.3 million decrease related to the sale of 21 aircraft since March 1, 2021; and
•a $6.9 million decrease due to lease extensions, amendments, transitions, and other changes.
These decreases were partially offset by:
•a $66.2 million increase related to 40 aircraft purchased since March 1, 2021; and
•a $20.9 million increase related to the timing of payments for cash basis customers and a lower number of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method – see Note 1 in the Notes to Consolidated Financial Statements regarding our lease revenue recognition policy.

Direct financing and sales-type lease revenue decreased $1.7 million, primarily related to the sale of 3 aircraft and scheduled lease expirations of 7 aircraft since March 1, 2021, partially offset by the reclassification of 2 aircraft to sales-type leases.
Amortization of lease premiums, discounts and incentives.

	Year Ended February 28,
	2023	2022
	(Dollars in thousands)
Amortization of lease premiums	$(11,214)	$(14,758)
Amortization of lease discounts	765	815
Amortization of lease incentives	(10,125)	(6,247)

Amortization of lease premiums, discounts and incentives	$(20,574)	$(20,190)
The amortization of lease premiums decreased $3.5 million, primarily related to lower write-offs of unamortized lease premiums resulting from early lease terminations, partially offset by new lease premiums for aircraft purchased since March 1, 2021.
The amortization of lease incentives increased $3.9 million, primarily related to the transition of aircraft to new lessees.
Maintenance revenue. For the year ended February 28, 2023, we recorded $138.1 million of maintenance revenue, comprised primarily of $46.4 million related to scheduled lease expirations and $49.9 million related to the early lease terminations of 5 narrow-body, 1 wide-body, and 1 freighter aircraft. We also received $41.8 million of maintenance security letters of credit for our former Russian lessees during the year ended February 28, 2023, which we have recognized in maintenance revenue – see Note 3 in the Notes to Consolidated Financial Statements.
For the year ended February 28, 2022, we recorded $152.0 million of maintenance revenue, partially comprised of $59.9 million related to the early lease terminations of 7 narrow-body and 2 wide-body aircraft and $28.6 million related to the scheduled lease expirations of 8 narrow-body aircraft. In addition, we recorded $61.6 million of maintenance revenue related to 9 narrow-body and 1 wide-body aircraft with Russian lessees, resulting from sanctions requiring the termination of leasing activities in Russia.
Gain on sale of flight equipment. During the year ended February 28, 2023, we sold 25 aircraft for gains totaling $70.9 million as compared to the sale of 15 aircraft during the year ended February 28, 2022 for gains totaling $26.0 million.
Other revenue increased $6.1 million, primarily attributable to $7.1 million of payments received on general security letters of credit for our former Russian lessees.
Operating Expenses:
Total operating expenses decreased $379.1 million attributable to:
Depreciation expense decreased $4.9 million primarily attributable to $41.2 million resulting from 26 aircraft sold since March 1, 2021 and lower depreciation related to aircraft subject to aircraft impairments, including aircraft that were previously leased to Russian airlines. This was partially offset by an increase of $30.5 million related to 40 aircraft purchased since March 1, 2021.
Interest, net decreased $9.7 million, primarily due to a lower weighted average debt outstanding of $292.1 million, partially offset by a higher average cost of borrowing.
Selling, general and administrative expenses increased $10.5 million primarily due to an increase in personnel costs, as well as Russia-related legal costs and travel expenses due to increased business travel.
Impairment of aircraft. Excluding asset write-offs related to the Russian invasion of Ukraine, during the year ended February 28, 2023, the Company recorded impairment charges totaling $53.7 million primarily related to the scheduled lease expirations of 3 narrow-body aircraft and lease terminations of 2 narrow-body aircraft, as well as 1 wide-body aircraft resulting from our annual fleet review. The Company recognized $58.9 million of maintenance and lease rentals received in advance into revenue for these aircraft during the year ended February 28, 2023.
The Company wrote off the remaining book values of 8 narrow-body and 1 freighter aircraft in Russia which have not been returned to us. As a result, the Company recorded impairment charges totaling $31.9 million during the year ended February 28, 2023 – see Note 3 in the Notes to Consolidated Financial Statements. During the year ended February 28, 2023, the Company recognized $20.3 million of maintenance and other revenue for these aircraft related to payments received on maintenance and general security letters of credit.
During the year ended February 28, 2022, we recorded impairment charges of $452.3 million, of which $449.0 million were transactional impairments, primarily related to 16 narrow-body, 2 wide-body and 2 freighter aircraft. The Company recognized $147.8 million of maintenance, security deposits and lease rentals received in advance into revenue for these 20 aircraft during the year ended February 28, 2022. The impairment charges, in part, resulted from lease terminations, scheduled lease expirations and lessee defaults. Of the total impairment charges, $341.3 million related to 13 aircraft that were with Russian and Ukrainian lessees, resulting from the Russian invasion of Ukraine and related sanctions placed on Russia. The Company recognized $89.4 million of maintenance, security deposits and lease rentals received in advance into revenue for these 13 aircraft.
Maintenance and other costs were $22.2 million and $31.2 million for the years ended February 28, 2023 and 2022, respectively, which related to aircraft that have transitioned or will transition to new lessees as a result of lease terminations or scheduled lease expirations. The Company incurred higher maintenance costs during the year ended February 28, 2022 and continues to incur higher costs compared to historical levels, resulting from extended transition periods driven by supply chain issues and manpower shortages.
Other Income (Expense):
Total other income decreased by $30.1 million. During the year ended February 28, 2023, the Company recognized $14.1 million of other income related to claims settlements received in the form of cash, notes, or equity securities from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings. During the year ended February 28, 2022, the Company recognized $55.2 million of proceeds from the sales of unsecured claims related to LATAM Airlines Group S.A. and certain of its subsidiaries’ Chapter 11 filing (the “LATAM Bankruptcy”). This was partially offset by a $14.2 million loss on extinguishment of debt related to the early redemption in full of $500.0 million outstanding aggregate principal amount of our 5.5% Senior Notes due 2022.
Income Tax Provision (Benefit):
Our income tax expense was $25.5 million for the year ended February 28, 2023 as compared to an income tax benefit of $8.0 million for the year ended February 28, 2022. Our effective tax rate was 29.6% and 2.8% for the years ended February 28, 2023 and 2022, respectively. The increase in our tax provision was primarily due to $8.9 million of additional income tax expense resulting from the tax effects of the transfer of certain assets between tax jurisdictions. The increase is also partly attributable to changes in the mix of pre-tax book income in Bermuda, Ireland, and the United States. The year ended February 28, 2022 included the tax effect of certain net non-cash impairment charges of $19.8 million and income from the sale of unsecured claims related to the LATAM Bankruptcy.
Results of Operations for the year ended February 28, 2022 as compared to the year ended February 28, 2021:
We have omitted discussion of the above two periods covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, filed with the SEC on April 28, 2022. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended February 28, 2022 to the year ended February 28, 2021.
Aircraft Valuation
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of 2022. We recorded an impairment charge of $6.3 million related to 1 wide-body aircraft during the year ended February 28, 2023 as a result of our annual recoverability assessment – see “Impairment of Aircraft” above and Note 2 in the Notes to Consolidated Financial Statements for further detail regarding impairment of our flight equipment.
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
The recoverability assessment is a comparison of the carrying value of each aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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
Under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at or near the end of the lease term. For maintenance payments made monthly in arrears during a lease term, we will typically be required to reimburse all or a portion of these payments to the lessee upon completion of the relevant heavy maintenance, overhaul or parts replacement. We record maintenance payments paid by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize maintenance revenue during the lease. Maintenance revenue recognition would occur at or near the end of a lease, when we are able to determine the amount, if any, by which reserve payments received exceed the amount we are required under the lease to reimburse to the lessee for heavy maintenance, overhaul or parts replacement. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception. End of lease term maintenance payments made to us are recognized as maintenance revenue and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
The amount of maintenance revenue or contra maintenance revenue we recognize in any reporting period is inherently volatile and is dependent upon a number of factors, including the timing of lease expiries, including scheduled expiries and early lease terminations, the timing of maintenance events and the utilization of the aircraft by the lessee.
Lease Incentives and Amortization
Many of our leases contain provisions that may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are reevaluated annually.
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
For planned major maintenance activities for aircraft off-lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are typically depreciated on a straight-line basis over the period until the next maintenance event is required.

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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 in the Notes to Consolidated Financial Statements.
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
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

Fair Value Measurements
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated joint ventures. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach that uses Level 2 inputs, which include third party appraisal data and an income approach that uses Level 3 inputs, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
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
See Note 1 in the Notes to Consolidated Financial Statements below.
RECENTLY PROPOSED ACCOUNTING PRONOUNCEMENTS
See Note 1 in the Notes to Consolidated Financial Statements below.
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations have historically generated a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:
•various forms of borrowing secured by our aircraft, including term facilities, term financings and limited recourse securitization financings for new aircraft acquisitions;
•unsecured indebtedness, including our current unsecured revolving credit facilities, term loan and senior notes;
•asset sales; and
•sales of common and preference shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the year ended February 28, 2023, we met our liquidity and capital resource needs with $437.7 million of cash flow from operations and $426.5 million of proceeds from the sale of aircraft and other flight equipment.
As of February 28, 2023, the weighted average maturity of our secured and unsecured debt financings was 2.5 years and we were in compliance with all applicable covenants. We have also determined that as of February 28, 2023, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.

While the industry continues to recover from the impact of COVID-19, according to IATA, air travel approximated 85% of pre-pandemic levels as of February 28, 2023, compared to 55% as of February 28, 2022. If air traffic remains depressed over an extended period and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide lease concessions to certain customers in the form of deferrals or broader lease restructurings. We may ultimately be unable to collect some or all amounts that we have deferred or may defer in future periods. As of February 28, 2023, we hold $61.7 million in security deposits, $465.6 million in maintenance payments and $81.4 million in letters of credit from our lessees.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of April 3, 2023, total liquidity of $2.0 billion included $1.4 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows through April 1, 2024, and $0.1 billion of unrestricted cash. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.
Cash Flows

	Year Ended February 28,
	2023	2022
	(Dollars in thousands)
Net cash flow provided by operating activities	$437,737	$372,865
Net cash flow used in investing activities	(537,874)	(586,500)
Net cash flow provided by (used in) financing activities	161,316	(196,281)
Operating Activities:
Cash flow provided by operating activities was $437.7 million and $372.9 million for the years ended February 28, 2023 and 2022, respectively. The increase of $64.9 million was primarily attributable to:
•$48.9 million of payments received on maintenance and general security letters of credit for our former Russian lessees;
•a $70.8 million increase in cash related to accounts receivable, other assets and lease rentals received in advance, primarily due to an increase in customer collections, including the repayment of lease deferrals, as global air traffic recovers from the COVID-19 pandemic; and
•a $20.9 million increase in lease rental revenue related to the timing of payments for cash basis customers and a lower number of customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method for the year ended February 28, 2023.
The year ended February 28, 2022 included an additional $47.4 million of lease payments related to our former Russian and Russian-affiliated airline customers.
Investing Activities:
Cash flow used in investing activities was $537.9 million and $586.5 million for the years ended February 28, 2023 and 2022, respectively. The decrease of $48.6 million was primarily attributable to a $215.7 million increase in proceeds from the sale of flight equipment, partially offset by a $198.6 million increase in the acquisition and improvement of flight equipment. Aircraft sales deposits and purchase deposits returned, net of aircraft purchase deposits paid and progress payments increased $28.6 million.
Financing Activities:
Cash flow provided by financing activities was $161.3 million for the year ended February 28, 2023 as compared to cash flow used in financing activities of $196.3 million for the year ended February 28, 2022. The net cash increase of $357.6 million was primarily attributable to proceeds of $473.8 million from borrowings under secured and unsecured financings, as well as a $226.6 million decrease in repayments of secured and unsecured debt financings.

These inflows were partially offset by a $393.0 million decrease in net proceeds from the issuance of preference shares.
Debt Obligations
For complete information on our debt obligations, please refer to Note 8 in the Notes to Consolidated Financial Statements below.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations were $6.0 billion at both February 28, 2023 and 2022.
The following table presents our actual contractual obligations and their payment due dates as of February 28, 2023.

	Payments Due by Period as of February 28, 2023
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2023-2028	$3,700,000	$1,150,000	$1,150,000	$1,400,000	$—
DBJ Term Loan	155,000	155,000	—	—	—
Revolving Credit Facilities	20,000	—	20,000	—	—
Bank Financings	761,283	67,409	411,200	43,387	239,287
Total principal payments	4,636,283	1,372,409	1,581,200	1,443,387	239,287
Interest payments on debt obligations(1)	561,810	200,928	219,637	100,738	40,507
Office leases(2)	30,523	2,259	5,666	5,419	17,179
Purchase obligations(3)	763,711	495,330	268,381	—	—

Total	$5,992,327	$2,070,926	$2,074,884	$1,549,544	$296,973
 _____________
(1)Future interest payments on variable rate, SOFR and LIBOR-based debt obligations are estimated using the interest rate in effect at February 28, 2023.
(2)Represents contractual payment obligations for our office leases in Stamford, Connecticut; Dublin, Ireland and Singapore.
(3)At February 28, 2023, we had signed purchase agreements to acquire 20 aircraft for $763.7 million. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 18, 2023, we have commitments to acquire 14 aircraft for $491.2 million.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended February 28, 2023, 2022 and 2021, we incurred a total of $90.8 million, $46.6 million and $26.6 million, respectively, of capital expenditures, including lease incentives, related to the acquisition and improvement of flight equipment.
As of February 28, 2023, the weighted average age (by Net Book Value) of our aircraft was 9.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement.
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
Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity are not included in our consolidated balance sheets and we record our net investment under the equity method of accounting. See Note 6 in the Notes to Consolidated Financial Statements.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of February 28, 2023, the net book value of its 9 aircraft was $285.2 million.
Foreign Currency Risk and Foreign Operations
At February 28, 2023, more than 99% of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended February 28, 2023, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $20.2 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended February 28, 2023, 2022 and 2021, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income (loss) to EBITDA for the years ended February 28, 2023, 2022 and 2021, respectively.

	Year Ended February 28,
	2023	2022	2021
	(Dollars in thousands)
Net income (loss)	$62,759	$(278,209)	$(333,168)
Depreciation	332,663	337,528	347,517
Amortization of lease premiums, discounts and incentives	20,574	20,190	22,842
Interest, net	204,606	214,352	235,338
Income tax provision (benefit)	25,466	(7,998)	10,236

EBITDA	$646,068	$285,863	$282,765

Adjustments:
Impairment of flight equipment	85,623	452,250	425,579
Loss on extinguishment of debt	636	14,156	2,640
Non-cash share-based payment expense	—	—	28,049
Merger related expenses(1)	—	—	35,165
Loss on mark-to-market of interest rate derivative contracts	—	—	19
Contract termination expense	—	—	172

Adjusted EBITDA	$732,327	$752,269	$774,389
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
EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be viewed in isolation or as substitutes for U.S. GAAP measures of income (loss). Material limitations in making the adjustments to our income (loss) to calculate EBITDA and Adjusted EBITDA, and using these non-U.S. GAAP measures as compared to U.S. GAAP net income (loss), income (loss) from continuing operations and cash flows provided by or used in operations, include:
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as the London Interbank Offered Rate (“LIBOR”), Secured Overnight Funding Rate (“SOFR”) or an alternative reference rate. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. Our borrowing agreements may provide a mechanism for determining an alternative rate of interest as entities begin to transition away from LIBOR due to reference rate reform. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
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
As of February 28, 2023, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.7 million and $3.7 million, respectively, over the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Annual Report, are filed as part of this Annual Report and appear in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2023. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2023.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2023. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 28, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Information about our Directors. The members of the board of directors of the Company (the “Board”) are Douglas A. Hacker, Michael J. Inglese, Taro Kawabe, Takashi Kurihara, Keiji Okuno, Charles W. Pollard, and Takayuki Sakakida.

Name	Age
Douglas A. Hacker	67
Michael J. Inglese	62
Taro Kawabe	55
Takashi Kurihara	62
Keiji Okuno	59
Charles W. Pollard	65
Takayuki Sakakida	51
Douglas A. Hacker was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from August 2, 2006 to the consummation of the Merger. Mr. Hacker is currently an independent business executive and formerly served as Executive Vice President, Strategy for UAL Corporation, an airline holding company, and has served in such position from December 2002 to May 2006. Prior to that, Mr. Hacker served with UAL Corporation as President, UAL Loyalty Services from September 2001 to December 2002, and as Executive Vice President and Chief Financial Officer from July 1999 to September 2001. Mr. Hacker served as a director of Travelport from 2016 until May 2019. Mr. Hacker serves as the Co-Chair of a series of open-end investment companies that are part of the Columbia Threadneedle family of mutual funds and as an independent director and Chair of the Board of Directors of SpartanNash Company.
Michael J. Inglese was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from June 2017 to the consummation of the Merger. He became our Chief Executive Officer in June 2017, having served as Aircastle’s Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007 to January 2017. Prior to joining the Company, Mr. Inglese served as Chief Financial Officer of PanAmSat Holding Corporation from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Taro Kawabe was appointed to our Board on March 27, 2020 following the consummation of the Merger. Mr. Kawabe is currently an Executive Officer, Chief Operating Officer of the Finance, Leasing and Real Estate Business Division of Marubeni. Previously, he was Senior Operating Officer of the Finance and Leasing Business Division of Marubeni from April 2019 to March 2020. Prior to that, Mr. Kawabe was the General Manager of the Leasing Business Department of Marubeni from April 2016 to March 2019. Mr. Kawabe joined Marubeni in April 1990. Mr. Kawabe received his degree from Waseda University in 1990.
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
Keiji Okuno was appointed to our Board as of September 26, 2022, succeeding Noriyuki Yukawa who resigned as a member of the Board effective September 26, 2022. Before joining Aircastle, Mr. Okuno was Senior Vice President of PNB-Mizuho Leasing & Finance Corporation and is also a Director of PNB-Mizuho Equipment & Rental Corporation. From January 2019 to November 2019, Mr. Okuno was Deputy General Manager of Mizuho Leasing Ltd. Prior to joining Mizuho Leasing Co. Ltd., Mr. Okuno had over 15 years at ORIX Group in various roles including Vice President, Global Business Group, Executive Vice President, and Managing Director. Mr. Okuno received a B.A. from Dokkyo University and a diploma from New York University. Mr. Okuno is a CPA.
Charles W. Pollard was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from July 6, 2010 to the consummation of the Merger. Mr. Pollard joined Omni Air International, Inc., a passenger charter carrier, in 1997, where he served variously as Managing Director, President and CEO, and Vice Chairman until 2009. Previously, he spent 10 years in senior management positions, including President and CEO, at World Airways, Inc. Prior to joining World Airways, Inc., he practiced corporate law at Skadden, Arps, Slate, Meagher & Flom. He currently serves on the board of directors of Allegiant Travel Company.
Takayuki Sakakida was appointed to our Board on March 27, 2020 upon the consummation of the Merger and served on the prior Board of Aircastle Limited from June 9, 2017 to the consummation of the Merger, and was nominated by Marubeni. In December 2020, Mr. Sakakida was appointed as Senior Advisor to the CEO of the Company. In April 2019, Mr. Sakakida was appointed as General Manager, Finance & Leasing Business Dept. – II, Marubeni. In April 2017, Mr. Sakakida was appointed as Vice President and General Manager, Aerospace and Ship Unit, Marubeni America Corporation, which is a subsidiary of Marubeni, a general trading company, engaged as an intermediary, importer/exporter, facilitator or broker in various types of trade between and among business enterprises and countries. In April 2016, Mr. Sakakida was appointed as Assistant General Manager, Aerospace and Defense Systems Department, Marubeni. From April 2015 to April 2016, he served as General Manager, Business Administration Section, Aerospace and Defense Systems Department of Marubeni. From April 2011 to 2015, he seconded to MD Aviation Capital Pte Ltd (Singapore) as Managing Director. Mr. Sakakida has over 18 years of experience in the aviation industry and brings to the Board extensive experience in operations, strategic planning and financial matters relevant to the aviation industry. He maintains high-level contacts with major manufacturers in the aviation industry as well as Asian airlines which may in the future be customers of the Company.
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
Audit Committee of the Board of Directors. Takashi Kurihara (Chairman), Keiji Okuno and Douglas A. Hacker were designated as members of the Audit Committee.
In addition, our Board has determined that Mr. Hacker is qualified as an audit committee financial expert, under the SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our 2022 fiscal year began on March 1, 2022 and ended on February 28, 2023. All references herein to a year shall mean our fiscal year unless otherwise noted.
This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and programs. This Compensation Discussion and Analysis focuses on the compensation paid for our 2022 fiscal year to our Chief Executive Officer, Chief Financial Officer (including our former Chief Financial Officer) and three other most highly compensated executive officers, together referred to as our named executive officers (“NEOs”). For 2022, our NEOs were:

Named Executive Officer	Title
Michael J. Inglese	Chief Executive Officer
Roy Chandran	Chief Financial Officer
Douglas C. Winter	Chief Commercial Officer
Christopher L. Beers	Chief Legal Officer & Secretary
Joseph Schreiner	Former Chief Technical Officer
Aaron Dahlke	Former Chief Financial Officer
Aaron A. Dahlke, our former Chief Financial Officer, resigned from the Company effective September 20, 2022 to pursue an opportunity outside of the aviation industry. Roy Chandran, the Company’s Chief Strategy Officer, assumed the role as Chief Financial Officer effective September 1, 2022. Joseph Schreiner, our former Chief Technical Officer, retired from the Company effective February 28, 2023.
Pay for Performance Philosophy
We believe executive compensation should be tied to Company performance weighted in favor of long-term performance, and our compensation program for 2022 rewarded executives and employees in two areas:
•Annual Corporate Performance: Achievement of internal corporate financial metrics focused on: (i) profit before tax; (ii) cash flow; (iii) growth through new investments; and (iv) discrete objectives (as described below); and
•Individual Performance: Achievement of individual performance goals set at the beginning of each year.
For 2022, we made an annual incentive compensation award in the form of a cash bonus, the payment of which was based on a mix of corporate performance and individual performance. For more highly compensated employees, including our NEOs, achievement of corporate financial metrics carried a greater weighting relative to individual performance, as illustrated in the table below:

Position	Corporate Performance	Individual Performance
CEO	85%	15%
Other NEOs	80%	20%
2022 Corporate Financial Metrics. We based corporate performance targets on the Company’s business plan and established a performance range for each metric. Results below the low end of each range would yield a minimum contribution of 50% to the Company’s incentive compensation pool for that metric. Conversely, performance above target would result in an enhanced contribution to the Company’s incentive compensation pool, up to a 150% contribution at the upper end of the performance range for each metric. For 2022, we established the following targets, performance ranges and relative weightings for the corporate financial metrics:

Metric	2022 Target (in millions)	Performance Range	Weighted Score
Profit before tax(1)	$44.0	50%-150%	40%
Cash flow(2)	$415.0	50%-150%	20%
Net investments(3)	$1,100.0	50%-150%	20%
Discrete objectives (4)	$—	50%-150%	20%
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
Individual Performance Goals and Compensation. We set individual performance goals for every employee at the beginning of each year and measure each employee’s performance against those goals at the end of the year to determine incentive compensation levels. For 2022, we determined incentive pay for each employee by applying the weighted corporate and individual performance metrics. We set individual bonus targets based on an employee’s function, role and seniority within the organization, among other factors. For 2022, our annual incentive compensation awards were paid out to our executive officers in the form of cash. For additional retention purposes, we granted long term incentive awards in 2022 as part of our long term incentive award program that was introduced in 2021 – see below for further discussion of our long-term incentive award program.
Compensation Overview
For 2022, there were three primary elements of total direct compensation: base salary, annual cash bonus, and annual long term incentive award.
Base Salary. Base salaries provide fixed compensation and allow us to attract and retain talented management. We set base salaries for our named executive officers and review them periodically by taking into account the current market environment and the responsibilities, experience, value to the Company and demonstrated performance of our NEOs.
Annual Incentive Compensation. We grant an incentive compensation award in the form of a cash bonus based on the Company’s performance against corporate financial metrics and performance against individual performance goals.
Long-Term Incentive Plan. In 2021, we introduced a long term incentive (“LTI”) award program, in the form of cash awards, for our executive officers and certain other senior professionals. The LTI awards are intended to enhance management retention by rewarding participants for exceptional performance over a three-year performance period using the internal rate of return with respect to our common shareholders’ book equity (“Book Equity IRR”) as the measure of long-term performance. Each fiscal year within the three-year performance period constitutes a performance year. Our LTI awards are granted with a target award amount, whereby one-third of the target award relates to each performance year. The annual award earned in respect of a given performance year is adjusted based on the Book Equity IRR achieved for the given performance year. The Book Equity IRR for each performance year is evaluated against a performance range in order to determine the target annual award earned. The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award.
For maximum retention, our executive officers’ LTI awards cliff vest at the end of the three-year performance period subject to continued employment through such date.
Our LTI awards granted in 2022 and 2021 have the following performance range with results between the minimum and target and the maximum and target being interpolated on a linear basis.
Annual Performance Range for LTI Awards

Book Equity (IRR)
2022 LTI Awards	2021 LTI Awards	% of Target Annual Award Earned
Equal to or greater than 4%	Equal to or greater than 6%	150%
Greater than 1.5% and less than 4%	Greater than 2.5% and less than 6%	Interpolated

Equal to 0.5% through 1.5%	Equal to 0.5% through 2.5%	100%
Greater than -2.0% and less than 0.5%	Greater than -3.0% and less than 0.5%	Interpolated
Less than or equal to -2.0%	Less than or equal to -3.0%	50%

Actual Performance for 2022 Performance Year. The Company’s financial performance reflects the aviation industry’s emergence from the COVID-19 pandemic, the recovery of global air traffic, and an improvement in our customer’s financial condition. Our financial results are partly driven by strong gains on sales, which include the sales of 2 freighter aircraft and 1 wide-body aircraft that we recovered from our former Russian or Russian-affiliated lessees. As a result, the Book Equity IRR for the 2022 performance year was 2.9%. Therefore, the portion of our 2022 and 2021 LTI awards related to the 2022 performance year were earned at 128.1% and 105.8%, respectively. For our executive officers, the 2022 and 2021 LTI awards will vest on February 28, 2025 and February 29, 2024, respectively.
Other Compensation. Our NEOs are eligible to receive severance payments and accelerated vesting of restricted cash awards and LTI awards in certain circumstances, as described in greater detail below in the section entitled “Potential Payments upon Termination or Change in Control.” Severance and change in control benefits provide transitional assistance for separated employees and are essential to recruiting and retaining talented executives in a competitive market. In addition, our NEOs are also eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of our NEOs.
Recoupment Policy. In January 2016, we adopted a clawback policy covering certain incentive compensation awarded to our executive officers. The policy requires reimbursement of incentive payments awarded to an executive officer based upon financial results that were subsequently the subject of a restatement due to the Company’s material noncompliance with financial reporting requirements. The amount of reimbursement would be to the extent that a lower payment would have been awarded to the executive based on the restated financial results. The policy applies to all incentive compensation awarded or paid to an executive officer in the three years prior to the restatement, even if the executive officer did not engage in conduct which contributed to the restatement. In addition, we may seek to recover any portion of incentive compensation when we determine that an executive officer engaged in a certain misconduct.
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
2022 Compensation
Performance versus Corporate Financial Metrics. For 2022, the Company’s performance against its corporate financial metrics resulted in an incentive compensation pool equal to 118% of the total target, as shown in the table below. Certain financial metrics, such as profit before tax and cash flow, were impacted by the effects of the aviation industry’s emergency from the COVID-19 pandemic, the recovery of global air traffic, and an improvement in our customer’s financial condition.

Metric	2022 Target (in millions)	Weighting	2022 Performance (in millions)	Performance Range	Performance	Weighted Score
Profit before tax	$44.0	40%	$88.2	50% - 150%	150%	60%
Cash flow	$415.0	20%	$437.7	50% - 150%	118%	24%
New investments (in millions)	$1,100.0	20%	$914.2	50% - 150%	83%	16%
Discrete objectives	—	20%	—	50% - 150%	90%	18%
Total						118%
_______________

The Compensation Committee took the following actions related to fiscal year 2022 annual incentive compensation for our NEOs, which was determined solely based on corporate and individual performance levels.

Named Executive Officer	2022 Incentive Compensation
Michael J. Inglese	$872,160 cash
Roy Chandran	$607,026 cash
Douglas C. Winter	$664,838 cash
Christopher L. Beers	$664,838 cash
Joseph Schreiner	$429,840 cash
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
Role of Executive Officers. For 2022, the Committee set the corporate financial metrics at the beginning of the year based on the annual business plan endorsed by the Board. We set performance goals for the Chief Executive Officer, who in turn established individual performance goals for the other NEOs. Regularly during the year, the senior management team presented to us the Company’s actual performance against the corporate performance metrics. We shared these discussions with the full Board on a regular basis.
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

Respectfully submitted,
The Compensation Committee

Charles W. Pollard, Chair
Takashi Kurihara
Michael J. Inglese

Summary Compensation Table for 2022
The table below sets forth information regarding fiscal years 2022, 2021 and 2020 compensation for each of our NEOs.

			Awards
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Non-Equity Incentive Plan(2)	All Other Compensation(3)	Total
Michael J. Inglese	2022	$750,000	$1,036,185	$—	$14,607	$1,800,792
Chief Executive Officer	2021	750,000	678,060	—	13,340	1,441,400
	2020	675,000	1,076,868	—	12,840	1,764,708

Roy Chandran(4)	2022	$525,000	$568,407	$—	$14,607	$1,108,014
Chief Strategy Officer	2021	475,000	300,240	—	13,440	788,680
	2020	400,000	344,331	—	12,840	757,171

Douglas C. Winter	2022	$575,000	$692,133	$—	$14,607	$1,281,740
Chief Commercial Officer	2021	575,000	375,300	—	13,508	963,808
	2020	500,000	506,803	—	21,527	1,028,330

Christopher L. Beers	2022	$575,000	$692,133	$—	$14,607	$1,281,740
Chief Legal Officer &	2021	575,000	375,300	—	13,987	964,287
Secretary	2020	500,000	506,803	—	13,250	1,020,053

Joseph Schreiner(5)	2022	$375,000	$401,716	$—	$326,863	$1,103,579
Chief Technical Officer

Aaron A. Dahlke(4)	2022	$262,772	$497,500	$—	$48,292	$808,564
Chief Financial Officer	2021	475,000	300,240	—	13,340	788,580
	2020	400,000	344,331	—	12,840	757,171
_______________
(1)Bonus compensation consists of: (i) cash bonuses; (ii) the portion of 2019 bonus restricted cash awards vested in 2020, 2021, and 2022 (iii) the portion of 2020 bonus restricted cash awards vested in 2022, and (iv) cash-based long-term incentive compensation awarded in 2020 with a one-year vesting period.
(2)See Compensation Overview-Long Term Incentive Plan above for information regarding our cash-based LTI awards granted in 2022 and 2021. Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan” column of the Summary Compensation Table for the year earned, not the year granted.
(3)The amounts reported in this column consist of Company contributions made to each named executive officer’s 401(k) plan account and certain insurance premiums paid by the Company, in addition to $8,960 paid to Douglas C. Winter as a dividend payment on unvested restricted common shares. See (4) and (5) below for additional information regarding Mr. Dahlke and Mr. Schreiner’s other compensation.
(4)On September 1, 2022, Mr. Chandran was promoted to Chief Financial Officer. Aaron A. Dahlke, our former Chief Financial Officer, resigned from the Company effective September 20, 2022 to pursue an opportunity outside of the aviation industry. The amount reported in the “All Other Compensation” column for Mr. Dahlke includes $34,712 of vacation paid as part of his voluntary resignation.
(5)Joseph Schreiner became one of the Company’s NEOs in 2022 as a result of Mr. Dahlke’s resignation and Mr. Chandran’s appointment and promotion to Chief Financial Officer, as discussed above. The amount reported in the “All Other Compensation” column for Mr. Schreiner includes $35,596 of vacation paid as part of his retirement, as well as $250,000 and $26,800 related to items (ii) and (iii) described in “Mr Schreiner’s Retirement Agreement” below.

Grants of Plan-Based Awards

				Estimated Possible Payouts under Non-Equity Incentive Plan Awards(2)
Name	Grant Date	Vesting Date	Grant of Cash LTI Award	Minimum ($)	Target ($)	Maximum ($)
Michael J. Inglese	August 15, 2022	February 28, 2025	$2,500,000	$1,901,085	$2,734,419	$3,567,753
	May 20, 2021	February 29, 2024	2,500,000	1,715,083	2,131,750	2,548,417

Roy Chandran	August 15, 2022	February 28, 2025	$800,000	$608,347	$875,014	$1,141,681
	May 20, 2021	February 29, 2024	600,000	411,620	511,620	611,620

Douglas C. Winter	August 15, 2022	February 28, 2025	$1,000,000	$760,435	$1,093,769	$1,427,103
	May 20, 2021	February 29, 2024	1,000,000	686,033	852,700	1,019,367

Christopher L. Beers	August 15, 2022	February 28, 2025	$1,000,000	$760,435	$1,093,769	$1,427,103
	May 20, 2021	February 29, 2024	1,000,000	686,033	852,700	1,019,367

Joseph Schreiner	August 15, 2022	February 28, 2025	$500,000	$380,217	$546,884	$713,551
	May 20, 2021	February 29, 2024	500,000	343,017	426,350	509,683
_______________
(1)Represents the aggregate target amount of our cash-based LTI awards granted to our NEOs.
(2)The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award. These amounts in the table include actual performance for the 2022 and 2021 performance years and estimated minimum, target, and maximum amounts for the 2023 and 2024 performance years. See Compensation Overview – Long Term Incentive Plan above for information regarding our cash-based LTI awards granted in 2022 and 2021. Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the year earned, not the year granted.
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
Mr. Schreiner’s Retirement Agreement

On November 22, 2022, we entered into a retirement agreement with Mr. Schreiner in connection with his intended retirement at the end of our then-current fiscal year, effective February 28, 2023 (the “Retirement Date”). Pursuant to his retirement agreement, Mr. Schreiner continued to serve as Chief Technical Officer through the Retirement Date and received his then-current base salary and all other components of his usual and customary compensation and benefits, provided that (i) he was entitled to a cash bonus for the 2022 performance year in the amount of $429,840, (ii) he received a cash payment of $250,000 on the Retirement Date, (iii) he is entitled to reimbursement of COBRA premiums for thirteen months, (iv) his unvested 2020 bonus restricted cash awards in the amount of $26,800 will vest and be paid out no later than 60 days following the Retirement Date, and (v) he will not receive any LTI awards for 2023 or any year thereafter, however he will continue to vest in all unvested LTI awards as if he were a full-time employee of the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table and summary set forth potential amounts payable to our NEOs upon termination of employment or a change in control, as described below. The table below reflects amounts payable to our NEOs assuming termination of employment on February 28, 2023:

Name and Principal Position	Voluntary resignation by executive	Termination by us for cause	Termination by us without cause	Termination by us without cause or by executive for good reason following change in control(1)	Termination by executive for good reason	Normal retirement	Death or Disability
Michael J. Inglese
Cash Severance	$—	$—	$1,500,000	$3,000,000	$1,500,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	750,000	750,000	750,000	—	750,000
COBRA Reimbursement	—	—	69,291	69,291	69,291	—	69,291
Vacation	80,769	80,769	80,769	80,769	80,769	80,769	80,769
Remainder of Restricted Cash and LTI Awards(1)	—	—	5,001,168	5,001,168	5,001,168	—	5,001,168

Roy Chandran
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	69,291	69,291	69,291	—	69,291
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	1,450,634	1,450,634	1,450,634	—	1,450,634

Douglas C. Winter
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	53,722	53,722	53,722	—	53,722
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	2,026,468	2,026,468	2,026,468	—	2,026,468

Christopher L. Beers
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	69,291	69,291	69,291	—	69,291
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	2,026,468	2,026,468	2,026,468	—	2,026,468

Joseph Schreiner(2)
Cash Severance	$—	$—	$—	$—	$—	$250,000	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	—	—	—	429,840	—
COBRA Reimbursement	—	—	—	—	—	58,199	—
Vacation	—	—	—	—	—	35,596	—
Remainder of Restricted Cash and LTI Awards(1)	—	—	—	—	—	1,000,034	—
_______________
(1)Includes the portion of 2020 bonus restricted cash awards vesting on March 1, 2023 and 2024, and the 2021 LTI awards vesting on February 29, 2024, and 2022 LTI awards vesting on February 28, 2025.
(2)In accordance with SEC rules, the amounts presented in the table above reflect amounts paid or payable to Joseph Schreiner in accordance with his retirement agreement, as described in “ Mr. Schreiner’s Retirement Agreement” above.

As described above in the section entitled “Employment Agreements with NEOs,” we, through our subsidiary, Aircastle Advisor LLC, have entered into employment agreements (as amended) with our named executive officers which set forth certain terms and conditions of their employment relating to termination and termination payments.
Under the employment agreements for our named executive officers:
•if the employment of such named executive officer is terminated without “cause” or with “good reason” (as defined in such employment agreement), and if he signs a general release of claims and complies with the covenants described below, then he will be entitled to receive: (i) an amount equal to the sum of the base salary and target annual cash bonus for the year of termination, payable over a one-year period (two times such amount and payable in a lump sum if the termination occurs within 120 days prior to or within two years following a “change in control” as defined in such employment agreement); (ii) a pro-rata annual bonus for the year of termination; (iii) reimbursement of COBRA premiums for up to twelve months; (iv) accelerated vesting of any remaining restricted cash and LTI awards, payable within either 30 or 60 days following the performance period or, if the NEO’s employment is terminated following a change in control event, within either 30 or 60 days following the date of termination;
•such named executive officer covenants not to compete with Aircastle for six months following termination of his employment for any reason and will not solicit the employees of Aircastle or the clients or customers of Aircastle for competing business, in each case, for a period of twelve months following termination.
Director Compensation Table for 2022
The table below describes our compensation of Directors for the fiscal year ended February 28, 2023:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Douglas A. Hacker	$180,000	$180,000
Charles W. Pollard	180,000	180,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management. The table below sets forth information as of April 18, 2023, as to the beneficial ownership of our Common Shares.

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
The Company incurred fees from Marubeni as part of its intra-company service agreement totaling $5.5 million during the year ended February 28, 2023, whereby Marubeni provides certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $4.2 million during the year ended February 28, 2023.
On January 27, 2023, the Company entered into an amendment that expanded the size and extended the term of our unsecured revolving credit facility with Mizuho Marubeni Leasing America Corporation., a related party – see Note 8 in the Notes to Consolidated Financial Statements for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On February 28, 2023, the Company entered into a $300.0 million senior unsecured revolving credit facility with Mizuho Bank Ltd., a related party – see Note 8 in the Notes to Consolidated Financial Statements for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
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
Director Independence
Although our Common Shares are no longer listed on the NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors, the Board considers the current Directors Messrs. Hacker and Pollard to be independent and that Directors Messrs. Inglese, Kawabe, Kurihara, Okuno and Sakakida to be not independent. Our standing Risk and Governance, Audit and Compensation Committees include independent and non-independent Directors.
In addition, the Board considered transactions described above under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions” in making the independence determinations.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the 2022 and 2021 financial statements, the Company entered into an engagement letter with Ernst & Young LLP (“EY”) that sets forth the terms by which EY has performed audit services for the Company. Professional services rendered by EY for the years ended February 28, 2023 and 2022 are as follows:

	Year Ended February 28,
	2023	2022
Audit fees(1)	$2,220,000	$2,230,600
Tax fees(2)	754,000	1,056,500
All other fees	5,200	5,200
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
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of February 28, 2023 and 2022.
		Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 28, 2023, 2022 and 2021.
		Consolidated Statements of Cash Flows for the years ended February 28, 2023, 2022 and 2021.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28, 2023, 2022 and 2021.
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

4.90
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

10.13	Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014). #

10.14
Form of Restricted Share Agreement for Certain Executive Officers Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014). #

10.15
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

10.17
Form of Restricted Share Unit Agreement Under the Aircastle Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017). #

10.18	Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 25, 2017). #

10.19
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015). Ø

10.20
Amendment No. 1 to Purchase Agreement COM0270-15, dated as of June 22, 2016, by and between Aircastle Holding Corporation and Embraer S. A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.21
Amendment No. 2 to Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.22
Amendment No. 3 to Purchase Agreement COM0270-15, dated as of January 13, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.23
Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.24
Amendment No. 5 to Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.25
Amendment No. 6 to Purchase Agreement COM0270-15, dated as of June 29, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018). Ø

10.26
Amendment No. 7 to Purchase Agreement COM0270-15, dated as of February 5, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019). ØØ

10.27
Amendment No. 8 to Purchase Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

10.28
Amendment No. 9 to Purchase Agreement COM0270-15, dated as of August 28, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.29
Amendment No. 10 to Purchase Agreement COM0270-15, dated as of September 18, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.30
Amendment No. 11 to Purchase Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.31
Amendment No. 12 to Purchase Agreement COM0270-15, dated as of June 2, 2021, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.32
Amendment No. 13 to Purchase Agreement COM0270-15, dated as of September 2, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.33
Amendment No. 14 to Purchase Agreement COM0270-15, dated as of September 17, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

Exhibit No.	Description of Exhibit

10.34
Amendment No. 15 to Purchase Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.35
Amendment No. 16 to Purchase Agreement COM0270-15, dated as of February 9, 2022, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.36
Amendment No. 17 to Purchase Agreement COM0270-15, dated as of August 24, 2022 (Amendment No. 17), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 12, 2022). ** ØØ

10.37
Amendment No. 18 to Purchase Agreement COM0270-15, dated as of December 8, 2022 (Amendment No. 18), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2023). ** ØØ

10.38
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.39
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.40
Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.41
Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.42
Amendment No. 5 to Letter Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

10.43
Amendment No. 6 to Letter Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.44
Amendment No. 7 to Letter Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.45
Notice and Consent COM0439-19, dated as of September 18, 2020, between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ^ ØØ

10.46
Letter Agreement, dated as of October 4, 2016, by and between Aircastle Advisor LLC and Aaron Dahlke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016). #

10.47
Retirement and Transition Agreement, dated September 17, 2018, for Michael L. Kriedberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2018). #

10.48
Voting and Support Agreement, dated as of November 5, 2019, by and among Aircastle Limited, Marubeni Corporation, Marubeni Aviation Corporation and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2019).

10.49	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.50
Sixth Amended and Restated Credit Agreement, dated as of April 26, 2021, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. * ØØ

Exhibit No.	Description of Exhibit

10.51
Amendment Agreement to the Sixth Amended and Restated Credit Agreement, dated as of September 8 , 2022, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. * ØØ

21.1	Subsidiaries of the Subsidiaries of the Registrant. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Act of 2002. *

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2023 and 2022; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 28, 2023, 2022 and 2021; (iii) Consolidated Statements of Cash Flows for the years ended February 28, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28, 2023, 2022 and 2021; and (v) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and Subsidiaries (the Company) as of February 28, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for the years then ended and the year ended February 28, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2023 and 2022, and the results of its operations and its cash flows for the years then ended and the year ended February 28, 2021, in conformity with U.S. generally accepted accounting principles.

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

Recoverability assessment and Impairment of flight equipment held for lease

Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, flight equipment held for lease is assessed for recoverability by management on an aircraft-by-aircraft basis annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of the assessments during the year ended February 28, 2023, the Company recorded impairment charges of $86 million related to the flight equipment held for lease.

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

Accounting for Income Tax

Description of the Matter
The Company is incorporated in Bermuda and leases its aircraft within over 40 countries. The Company’s income is subject to U.S. federal, state and local income taxes, as well as foreign income tax in many of the jurisdictions it leases aircraft. As more fully described in Note 11 to the consolidated financial statements, the Company recognized a consolidated provision for income taxes of $25 million for the year ended February 28, 2023.

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
Stamford, CT
April 25, 2023

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	February 28,
	2023	2022
ASSETS
Cash and cash equivalents	$231,861	$167,891
Restricted cash and cash equivalents	—	2,791
Accounts receivable	12,855	63,666
Flight equipment held for lease, net	6,567,606	6,313,950
Net investment in leases, net	67,694	150,325
Unconsolidated equity method investment	40,505	38,317
Other assets	346,330	356,326
Total assets	$7,266,851	$7,093,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net of debt issuance costs	$752,298	$684,039
Borrowings from unsecured financings, net of debt issuance costs	3,842,454	3,835,841
Accounts payable, accrued expenses and other liabilities	206,473	177,424
Lease rentals received in advance	66,816	37,361
Security deposits	61,734	69,189
Maintenance payments	465,618	459,713
Total liabilities	5,395,393	5,263,567

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at February 28, 2023 and 2022	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at February 28, 2023 and 2022	—	—
Additional paid-in capital	1,878,774	1,878,774
Accumulated deficit	(7,316)	(49,075)
Total shareholders’ equity	1,871,458	1,829,699
Total liabilities and shareholders’ equity	$7,266,851	$7,093,266

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended February 28,
	2023	2022	2021
Revenues:
Lease rental revenue	$586,508	$595,236	$611,421
Direct financing and sales-type lease revenue	9,030	10,733	18,215
Amortization of lease premiums, discounts and incentives	(20,574)	(20,190)	(22,842)
Maintenance revenue	138,099	152,030	172,668
Total lease revenue	713,063	737,809	779,462
Gain on sale of flight equipment	70,860	26,001	33,536
Other revenue	12,110	5,977	19,290
Total revenues	796,033	769,787	832,288

Operating expenses:
Depreciation	332,663	337,528	347,517
Interest, net	204,606	214,352	235,338
Selling, general and administrative	76,857	66,338	88,413
Provision for credit losses	1,507	930	5,258
Impairment of flight equipment	85,623	452,250	425,579
Maintenance and other costs	22,196	31,166	20,005
Total operating expenses	723,452	1,102,564	1,122,110

Other income (expense):
Loss on extinguishment of debt	(636)	(14,156)	(2,640)
Merger expenses	—	—	(32,605)
Other	14,092	57,682	(191)
Total other income (expense)	13,456	43,526	(35,436)

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	86,037	(289,251)	(325,258)
Income tax provision (benefit)	25,466	(7,998)	10,236
Earnings of unconsolidated equity method investment, net of tax	2,188	3,044	2,326
Net income (loss)	$62,759	$(278,209)	$(333,168)
Preference share dividends	(21,000)	(16,159)	—
Net income (loss) available to common shareholders	$41,759	$(294,368)	$(333,168)

Total comprehensive income (loss) available to common shareholders	$41,759	$(294,368)	$(333,168)

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended February 28,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$62,759	$(278,209)	$(333,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	332,663	337,528	347,517
Amortization of deferred financing costs	14,338	16,267	14,791
Amortization of lease premiums, discounts and incentives	20,574	20,190	22,842
Deferred income taxes	13,690	(9,386)	6,506
Non-cash share-based payment expense	—	—	28,049
Collections on net investments in leases	6,505	14,297	16,859
Security deposits and maintenance payments included in earnings	(66,194)	(123,969)	(135,115)
Gain on the sale of flight equipment	(70,860)	(26,001)	(33,536)
Loss on extinguishment of debt	636	14,156	2,640
Impairment of aircraft	85,623	452,250	425,579
Provision for credit losses	1,507	930	5,258
Other	(2,211)	(3,043)	(2,305)
Changes on certain assets and liabilities:
Accounts receivable	17,338	16,948	(57,292)
Other assets	(12,510)	(29,963)	(66,290)
Accounts payable, accrued expenses and other liabilities	4,278	(5,716)	(13,655)
Lease rentals received in advance	29,601	(23,414)	(53,658)
Net cash and restricted cash provided by operating activities	437,737	372,865	175,022
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(994,040)	(795,426)	(145,589)
Proceeds from sale of flight equipment	426,454	210,718	180,342
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	28,393	(202)	(13,024)
Distributions from unconsolidated equity method investment in excess of earnings	—	104	419
Other	1,319	(1,694)	(676)
Net cash and restricted cash (used in) provided by investing activities	(537,874)	(586,500)	21,472
Cash flows from financing activities:
Repurchase of shares	—	—	(25,536)
Parent contribution at Merger	—	—	25,536
Net proceeds from preference share issuance	—	392,997	—
Proceeds from secured and unsecured debt financings	493,848	20,000	1,932,943
Repayments of secured and unsecured debt financings	(420,372)	(646,943)	(1,697,662)
Deferred financing costs	(13,242)	(5,339)	(12,832)
Debt extinguishment costs	(310)	(13,372)	(1,524)
Security deposits and maintenance payments received	142,699	88,891	87,510
Security deposits and maintenance payments returned	(20,307)	(26,857)	(71,743)
Dividends paid	(21,000)	(5,658)	(24,025)
Net cash and restricted cash provided by (used in) financing activities	161,316	(196,281)	212,667
Net increase (decrease) in cash and restricted cash	61,179	(409,916)	409,161
Cash and restricted cash at beginning of year	170,682	580,598	171,437
Cash and restricted cash at end of year	$231,861	$170,682	$580,598

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended February 28,
	2023	2022	2021
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$231,861	$167,891	$578,004
Restricted cash and cash equivalents	—	2,791	2,594

Unrestricted and restricted cash and cash equivalents	$231,861	$170,682	$580,598

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$193,283	$200,922	$241,011
Cash paid during the year for income taxes	$9,511	$240	$1,469
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$50,758	$12,391	$70,716
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$10,810	$21,764	$29,869
Transfers from Flight equipment held for lease to Net investment in direct financing and sales-type leases and Other assets	$1,695	$57,489	$90,352
Acquisition of investments, at fair value	$10,819	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2020	75,076,794	$751	—	$—	$1,456,977	$578,461	$2,036,189
Amortization of share-based payments	—	—	—	—	28,049	—	28,049
Net loss	—	—	—	—	—	(333,168)	(333,168)
Payment of unvested shares at Merger	(101,809)	(1)	—	—	(25,535)	—	(25,536)
Parent contribution at Merger	—	—	—	—	25,536	—	25,536
Share cancellation and re-issuance at Merger	(74,960,937)	(750)	—	—	750	—	—
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$1,731,070
Issuance of preference shares	—	—	400	—	392,997	—	392,997
Preference share dividends	—	—	—	—	—	(16,159)	(16,159)
Net loss	—	—	—	—	—	(278,209)	(278,209)
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Net income	—	—	—	—	—	62,759	62,759

Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Aircastle and all its subsidiaries, including any variable interest entity of which Aircastle is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
We manage and analyze our business and report on operations based on one operating segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of February 28, 2023 through the date on which the consolidated financial statements included in this Annual Report were issued.
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
Virtually all our cash and cash equivalents are held or managed by five major financial institutions.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Flight Equipment Held for Lease and Depreciation
Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25-year life from the date of manufacture for passenger aircraft and over a 30 to 35-year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% to 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of situations where exceptions may arise include but are not limited to:
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
For planned major maintenance activities for aircraft off-lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are typically depreciated on a straight-line basis over the period until the next maintenance event is required.
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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. A recoverability assessment is also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge. See Note 2 in the Notes to Consolidated Financial Statements.
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
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
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
Unconsolidated Equity Method Investment
Aircastle accounts for its interest in an unconsolidated joint venture using the equity method as we do not control the joint venture entity. Under the equity method, the investment is initially recorded at cost and the carrying amount is affected by its share of the unconsolidated joint venture’s undistributed earnings and losses and distributions of dividends and capital. The investment may also reflect an equity loss in the event that circumstances indicate an other-than-temporary impairment.
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
Lease Incentives and Amortization
Many of our leases contain provisions that may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized as a reduction of revenue over the life of the lease. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are reevaluated annually.
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
Fair Value Measurements
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair value of our cash and cash equivalents and our investments in debt and equity securities on a recurring basis and measure the fair value of our

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

investment in unconsolidated joint venture and aircraft on a non-recurring basis. See Note 3 in the Notes to Consolidated Financial Statements.
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
Recent Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-06 to defer the sunset date of Reference Rate Reform Topic 848 (“ASC 848”). U.S. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform as entities transition away from the LIBOR to alternative reference rates. The standard provides this temporary election through December 31, 2024, and cannot be applied to contract modifications that occur after December 31, 2024. Reference rate reform will primarily impact our lease and debt arrangements for which floating-rate lease rentals and interest expense are based on LIBOR. As of February 28, 2023, we have only 1 aircraft in our fleet that has a floating-rate lease rental and for the year ended February 28, 2023, 7% of our interest expense was derived from floating-rate debt which is referenced to LIBOR. We have not adopted ASC 848 and are evaluating the election available to us under the standard.
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
The following tables set forth our financial assets as of February 28, 2023 and 2022, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of February 28, 2023	Fair Value Measurements at February 28, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$231,861	$231,861	$—	$—	Market
Investment in debt securities	5,029	—	—	5,029	Income
Investment in equity securities	5,790	2,346	—	3,444	Market/Income
Total	$242,680	$234,207	$—	$8,473

	Fair Value as of February 28, 2022	Fair Value Measurements at February 28, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$167,891	$167,891	$—	$—	Market
Restricted cash and cash equivalents	2,791	2,791	—	—	Market

Total	$170,682	$170,682	$—	$—
Our cash and cash equivalents consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities (Level 1). During the year ended February 28, 2023, the Company received debt securities in the form of notes and equity securities as result of claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings. Our investment in equity securities that are traded in an active market have been valued using quoted market prices (Level 1). Our investments in other equity securities and debt securities for which there is no active market or there is limited market data have been valued using the income approach (Level 3).
For the years ended February 28, 2023 and 2022, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated joint venture. We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach (Level 2) , which includes third party appraisal data, and an income approach (Level 3), which includes the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital. See “Aircraft Valuation” below for further information.

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
Financial Instruments
Our financial instruments, other than cash, consist principally of cash equivalents, accounts receivable, investments in debt and equity securities, accounts payable, and secured and unsecured debt financings. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.
The fair value of our senior notes is estimated using quoted market prices (Level 1), whereas all our other financings are valued using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).
The carrying amounts and fair values of our financial instruments at February 28, 2023 and 2022, are as follows:

	February 28, 2023		February 28, 2022
	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investment in debt securities	$5,029	$5,029	$—	$—
Investment in equity securities	5,790	5,790	—	—

	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$20,000	$20,000
Unsecured Term Loan	155,000	151,449	155,000	152,195
ECA Financings	—	—	21,576	21,931
Term Financings	761,283	739,804	666,258	675,667
Senior Notes	3,700,000	3,524,563	3,700,000	3,776,997
Aircraft Valuation
Impairment of Flight Equipment
Excluding asset write-offs related to the Russian invasion of Ukraine, during the year ended February 28, 2023, the Company recorded impairment charges totaling $53.7 million primarily related to the scheduled lease expirations of 3 narrow-body aircraft and lease terminations of 2 narrow-body aircraft, as well as 1 wide-body aircraft resulting from our annual fleet review. The Company recognized $58.9 million of maintenance and lease rentals received in advance into revenue for these aircraft during the year ended February 28, 2023.
The Company wrote off the remaining book values of 8 narrow-body and 1 freighter aircraft in Russia which have not been returned to us. As a result, the Company recorded impairment charges totaling $31.9 million during the year ended February 28, 2023 – see Note 3 in the Notes to Consolidated Financial Statements. During the year ended February 28, 2023, the Company recognized $20.3 million of maintenance and other revenue for these 9 aircraft related to payments received on maintenance and general security letters of credit.
During the year ended February 28, 2022, we recorded impairment charges of $452.3 million, of which $449.0 million were transactional impairments, primarily related to 16 narrow-body, 2 wide-body and 2 freighter aircraft. The Company recognized $147.8 million of maintenance, security deposits and lease rentals received in advance into revenue for these 20 aircraft during the year ended February 28, 2022. The impairment charges, in part, resulted from lease terminations, scheduled lease expirations and lessee defaults. Of the total impairment charges, $341.3 million related to

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

13 aircraft that were leased to Russian and Ukrainian lessees, resulting from the Russian invasion of Ukraine and related sanctions placed on Russia. The Company recognized $89.4 million of maintenance, security deposits and lease rentals received in advance into revenue for these 13 aircraft.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of 2022. We recorded an impairment charge of $6.3 million related to 1 wide-body aircraft during the year ended February 28, 2023, as a result of our annual recoverability assessment – see the discussion above for further detail regarding impairment of our flight equipment.
We continue to closely monitor the impact of recent crises, such as the Russian invasion of Ukraine and the COVID-19 pandemic, on our customers, air traffic, lease rental rates, and aircraft valuations, and have performed and will continue to perform additional customer and aircraft specific reviews should changes in facts and circumstances arise that may impact the recoverability of our aircraft. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to the impact of the above crises and value deterioration.
The recoverability assessment is a comparison of the carrying value of each aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party sources. These factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the years ended February 28, 2023 and 2022:

	February 28,
	2023	2022
Beginning balance	$6,313,950	$6,492,471
Additions	984,172	791,935
Depreciation	(331,387)	(336,505)
Disposals and transfers to net investment in leases and held for sale	(316,892)	(184,922)
Impairments	(82,237)	(449,029)

Ending balance	$6,567,606	$6,313,950

Accumulated depreciation	$2,289,264	$2,766,429
Write-off of Russian Aircraft
As of February 28, 2023, 9 of our aircraft that were previously leased to Russian airlines remain in Russia. Most of the operators of these aircraft have continued to fly the aircraft notwithstanding the sanctions imposed on Russia and leasing terminations. While we will continue to pursue repossession, it is unlikely we will regain possession of any of these 9 aircraft. As a result, the Company wrote off the remaining book value of these 9 aircraft, resulting in impairment

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

charges totaling $31.9 million during the year ended February 28, 2023. These 9 aircraft have been removed from the Company’s owned fleet count. The Company is vigorously pursuing insurance claims to recover its losses relating to these aircraft and has initiated legal proceedings against its contingent and possessed insurers. The collection, timing and amounts of any insurance recoveries is uncertain.
We also had 1 freighter aircraft outside of Russia that we successfully repossessed during the year ended February 28, 2023. Additionally, in response to further sanctions against Russia in the United Kingdom (“U.K.”), the Company terminated the lease of 1 freighter aircraft with a U.K.-based airline and successfully repossessed that aircraft during the year ended February 28, 2023. We recognized $18.8 million of maintenance and other revenue as a result of this lease termination. We sold these 2 freighter aircraft and 1 wide-body aircraft, which was also leased to a Russian airline, during the year ended February 28, 2023, for gains totaling $53.5 million.
We received $48.9 million of maintenance and general security letters of credit for our former Russian lessees during the year ended February 28, 2023, which we have recognized in maintenance and other revenue. We collected the remaining letters of credit totaling $0.6 million subsequent to February 28, 2023.
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at February 28, 2023 were as follows:

Year Ended February 28/29,	Amount(1)
2024	$591,755
2025	509,891
2026	394,826
2027	335,740
2028	269,593
Thereafter	770,670
Total	$2,872,475
_______________
(1)Reflects impact of lessee lease rental deferrals.
At February 28, 2023 and 2022, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $22.4 million and $16.5 million, respectively.
Note 5. Net Investment in Leases, Net
At February 28, 2023 and 2022, our net investment in leases consisted of 4 and 11 aircraft, respectively. The components of our net investment in leases at February 28, 2023 and 2022 were as follows:

	February 28,
	2023	2022
Lease receivable	$31,674	$52,021
Unguaranteed residual value of flight equipment	37,287	100,068
Net investment in leases	68,961	152,089
Allowance for credit losses	(1,267)	(1,764)
Net investment in leases, net	$67,694	$150,325

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The activity in the allowance for credit losses related to our net investment in leases for the years ended February 28, 2023 and 2022 was as follows:

Amount
Balance at February 28, 2021	$864
Provision for credit losses	930
Write-offs	(30)
Balance at February 28, 2022	1,764
Provision for credit losses	1,507
Write-offs	(2,004)
Balance at February 28, 2023	$1,267
During the year ended February 28, 2023, we wrote off allowance for credit losses totaling $2.0 million related to the sale of 3 aircraft and scheduled lease expirations of 2 aircraft that were classified as net investment in leases.
As of February 28, 2023, future lease payments on net investment in leases are as follows:

Year Ending February 28/29,	Amount
2024	$5,901
2025	6,912
2026	6,613
2027	6,750
2028	6,540
Thereafter	5,382
Total lease payments to be received	38,098
Present value of lease payments - lease receivable	(31,674)
Difference between undiscounted lease payments and lease receivable	$6,424
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of our Net Book Value as of February 28, 2023 and 2022 was as follows:

	February 28, 2023			February 28, 2022
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	62		28%	71		32%
Europe	88		30%	98		30%
Middle East and Africa	8		3%	10		4%
North America	38		20%	36		17%
South America	29		14%	25		13%
Off-lease	14	(1)	5%	11	(2)	4%
Total	239		100%	251		100%
_______________
(1)Of the 14 off-lease aircraft at February 28, 2023, we have 1 wide-body and 4 narrow-body aircraft that we are currently marketing for lease or sale.
(2)All 11 off-lease aircraft at February 28, 2022, have been placed for lease or sold.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table sets forth Net Book Value of flight equipment attributable to individual countries representing at least 10% of Net Book Value of flight equipment based on each lessee’s principal place of business as of:

	February 28, 2023			February 28, 2022
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India(1)	$—	—%	—	$670,523	10%	3
_______________
(1)     As of February 28, 2023, India represented less than 10% of our Net Book Value.
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended February 28,
Region	2023	2022	2021
Asia and Pacific	33%	29%	40%
Europe	29%	36%	31%
Middle East and Africa	5%	5%	6%
North America	19%	15%	12%
South America	14%	15%	11%

Total	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Year Ended February 28,
	2023		2022		2021
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue(1)	3	21%	6	38%	4	30%
_______________
(1)The number of lessees and combined percentage for the year ended February 28, 2022, includes 1 of our Russian lessees, which accounted for 5% of total lease rental revenue. Lease rental revenue for this customer includes the recognition of lease rentals received in advance of $17.2 million into revenue; excluding this amount, this customer accounted for 2% of total lease rental revenue.

For the year ended February 28, 2023, total revenue attributable to the United States was 15% and included $14.0 million of maintenance revenue and $54.5 million of gains on sales of aircraft. For the years ended February 28, 2022 and 2021, total revenue attributable to the United States was less than 10%.
For the year ended February 28, 2023, total revenue attributable to India was 12%, and included maintenance and other revenue totaling $21.2 million. For the years ended February 28, 2022 and 2021, total revenue attributable to India was 11% and 12%, respectively.
For the year ended February 28, 2022, we had 6 Russian lessees that accounted for 17% of our total revenue. Total revenue from these lessees included $89.4 million of lease rentals received in advance, maintenance, security deposits and other revenue resulting from the sanctions placed on Russia, which required the termination of leasing activities. For the years ended February 28, 2023 and 2021, total revenue attributable to Russia was less than 10%.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Unconsolidated Equity Method Investment
We have a joint venture with Mizuho Leasing which has 9 aircraft with a net book value of $285.2 million at February 28, 2023.

	February 28,
	2023	2022
Unconsolidated equity method investment at beginning of year	$38,317	$35,377
Distributions from unconsolidated equity method investment	—	(104)
Earnings of unconsolidated equity method investment, net of tax	2,188	3,044

Unconsolidated equity method investment at end of year	$40,505	$38,317
On June 30, 2022, the Company received full repayment of the unsecured loan facility it provided to the joint venture in the amount of $1.5 million.
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At February 28, 2023				At February 28, 2022
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
ECA Financings	$—	—	—%	N/A	$21,576
Term Financings(1)	761,283	30	2.36% to 7.22%	09/13/24 to 02/24/32	666,258
Less: Debt issuance costs	(8,985)				(3,795)
Total secured debt financings, net of debt issuance costs and discounts	752,298	30			684,039
Unsecured Debt Financings:
5.000% Senior Notes due 2023(2)	500,000		5.00%	04/01/23	500,000
4.400% Senior Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loan	155,000		6.319%	02/27/24	155,000
Revolving Credit Facilities	20,000		1.63% to 6.36%	02/28/24 to 05/24/25	20,000
Less: Debt issuance costs and discounts	(32,546)				(39,159)
Total unsecured debt financings, net of debt issuance costs and discounts	3,842,454				3,835,841
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,594,752				$4,519,880
 _______________
(1)The borrowings under these financings at February 28, 2023 have a weighted-average fixed rate of interest of 4.82%.
(2)Repaid at their final stated maturity date.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Secured Debt Financings:
Term Financings
On November 21, 2022 (“the “Effective Date”), we entered into a full recourse $450.0 million secured financing facility (the “2022 Secured Facility”) with a syndicate of banks in relation to 17 owned aircraft. The 2022 Secured Facility bears interest at a floating rate under the Term Secured Overnight Funding Rate (“SOFR”) (as defined in the credit agreement governing the 2022 Secured Facility) plus 2.35% per annum and matures on November 21, 2029. The 2022 Secured Facility contains, among other customary provisions, a $1.1 billion minimum net worth covenant, a 2.0:1.0 minimum interest coverage ratio covenant, and a 75% maximum loan-to-value ratio, which reduces to 70% through the term of the facility. The credit commitments under the 2022 Secured Facility will be available for borrowings for three to six months following the Effective Date. As of February 28, 2023, $279.0 million was borrowed under the 2022 Secured Facility in relation to 10 aircraft.
On February 10, 2023, we prepaid in full the $159.4 million outstanding principal amount of one of our term financings secured by 12 aircraft, including $1.3 million of accrued interest. We incurred a loss on the early extinguishment of debt totaling $0.6 million, primarily related to the write off of deferred financing costs.
Unsecured Debt Financings:
5.000% Senior Notes due 2023
We repaid the $500.0 million aggregate principal amount of our 5.000% Senior Notes due 2023 at their final stated maturity date in April 2023.
Revolving Credit Facilities
On May 24, 2022, we entered into an amendment for one of our unsecured revolving credit facilities that expanded the size and extended the term of the facility. As a result, the existing $230.0 million commitment was expanded to $280.0 million, with $35.0 million and $245.0 million of the commitment allocated to Tranche B and Tranche C, respectively. Tranche A and Tranche B matured on their respective stated maturity dates of December 27, 2021 and February 28, 2023. Tranche C will mature on May 24, 2025.
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
On January 27, 2023, we entered into an amendment that expanded the size of our revolving credit facility with Mizuho Marubeni Leasing America Corporation, a related party, from $100.0 million to $200.0 million and extended its maturity date to January 26, 2025. The amendment also replaced LIBOR with Term SOFR as the benchmark interest rate. The facility bears interest at a rate of Adjusted Term SOFR (as defined in the amendment to the credit agreement) plus either 1.72% or 1.97%, depending on the amount drawn, and requires the Company to have a minimum of $20.0 million revolving credit outstanding throughout the term of the facility. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On February 28, 2023, the Company entered into a $300.0 million unsecured revolving credit facility with Mizuho Bank Ltd., a related party. The facility bears interest at a rate of Adjusted Term SOFR (as defined in the amendment to the credit agreement) plus 2.0%, matures on February 28, 2024 and includes a one-year extension option. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
As of February 28, 2023, we had $20.0 million in borrowings outstanding under our revolving credit facilities and had $1.7 billion available for borrowing.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending February 28/29,	Amount
2024	$1,372,409
2025	833,603
2026	747,597
2027	671,083
2028	772,304
Thereafter	239,287
Total	$4,636,283

As of February 28, 2023, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders’ Equity
On March 15, 2022 and September 15, 2022, the Company paid semi-annual dividends each in the amount of $10.5 million for its Preference Shares, which was approved by the Company’s Board of Directors and accrued as of February 28, 2022 and August 31, 2022, respectively.
On January 10, 2023, the Company’s Board of Directors approved a semi-annual dividend in the amount of $10.5 million for its Preference Shares, which was accrued as of February 28, 2023, and paid on March 15, 2023.
Note 10. Related Party Transactions
The Company incurred fees from Marubeni as part of its intra-company service agreement totaling $5.5 million and $5.0 million during the years ended February 28, 2023 and 2022, respectively, whereby Marubeni provides certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $4.2 million and $5.9 million during the years ended February 28, 2023 and 2022, respectively.
On January 27, 2023, the Company entered into an amendment that expanded the size and extended the term of our unsecured revolving credit facility with Mizuho Marubeni Leasing America Corporation., a related party – see Note 8 in the Notes to Consolidated Financial Statements for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On February 28, 2023, the Company entered into a $300.0 million senior unsecured revolving credit facility with Mizuho Bank Ltd., a related party – see Note 8 in the Notes to Consolidated Financial Statements for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sources of income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended February 28, 2023, 2022 and 2021, were as follows:

	Year Ended February 28,
	2023	2022	2021
U.S. operations	$21,172	$20,803	$31,848
Non-U.S. operations	64,865	(310,054)	(357,106)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	$86,037	$(289,251)	$(325,258)
The components of the income tax provision (benefit) from continuing operations for the years ended February 28, 2023, 2022 and 2021, consisted of the following:

	Year Ended February 28,
	2023	2022	2021
Current:
United States:
Federal	$5,671	$247	$(1,232)
State	1,667	161	121
Non-U.S.	4,438	980	4,842

Current income tax provision	11,776	1,388	3,731

Deferred:
United States:
Federal	(728)	5,206	3,150
State	(341)	1,593	1,598
Non-U.S.	14,759	(16,185)	1,757

Deferred income tax (benefit)	13,690	(9,386)	6,505

Total	$25,466	$(7,998)	$10,236
Significant components of the Company’s deferred tax assets and liabilities at February 28, 2023 and 2022, consisted of the following:

	Year Ended February 28,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$145,299	$117,448
Interest expense carry forwards	1,139	—
Other	26,041	34,955
Total deferred tax assets	172,479	152,403
Deferred tax liabilities:
Accelerated depreciation	(233,340)	(189,083)
Other	(18,825)	(28,873)
Total deferred tax liabilities	(252,165)	(217,956)

Net deferred tax liabilities	$(79,686)	$(65,553)
The Company had $96.8 million of federal net operating loss (“NOL”) carry forwards available at February 28, 2023 with no expiration date to offset future taxable income subject to U.S. graduated tax rates. The Company also had NOL carry forwards of $961.2 million with no expiration date to offset future Irish taxable income. Deferred tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of February 28, 2023, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $44.1 million. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $2.2 million would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations for the years ended February 28, 2023, 2022 and 2021, consisted of the following:

	Year Ended February 28,
	2023	2022	2021
Notional U.S. federal income tax expense at the statutory rate:	$18,068	$(60,742)	$(68,304)
U.S. state and local income tax, net	928	1,237	1,723
Non-U.S. operations:
Bermuda	(12,039)	27,751	82,190
Ireland	19,279	23,510	1,545
Singapore	27	174	75
Other low tax jurisdictions	152	(15)	(381)
Non-deductible expenses in the U.S.	19	16	(1,904)
Other	(968)	71	(4,708)

Provision (benefit) for income taxes	$25,466	$(7,998)	$10,236
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 12. Interest, Net
The following table shows the components of interest, net.

	Year Ended February 28,
	2023	2022	2021
Interest on borrowings and other liabilities	$196,502	$200,220	$221,246
Amortization of deferred financing fees and debt discount	14,338	16,267	14,791
Interest expense	210,840	216,487	236,037
Less: Interest income	(3,954)	(1,209)	(523)
Less: Capitalized interest	(2,280)	(926)	(176)

Interest, net	$204,606	$214,352	$235,338
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $2.1 million, $1.6 million and $1.6 million for the years ended February 28, 2023, 2022 and 2021, respectively.
As of February 28, 2023, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2024	$2,259
2025	2,910
2026	2,756
2027	2,694
2028	2,725
Thereafter	17,179
Total	$30,523
At February 28, 2023, we had commitments to acquire 20 aircraft for $763.7 million.
Commitments under signed purchase agreements, including $46.2 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft at February 28, 2023, net of amounts already paid, are as follows:

Year Ending February 28/29,	Amount
2024	$495,330
2025	171,533
2026	96,848
2027	—
2028	—
Thereafter	—
Total	$763,711

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 14. Other Assets
Other assets consisted of the following as of February 28, 2023 and 2022:

	February 28,
	2023	2022
Deferred income tax asset	$304	$570
Lease incentives and premiums, net of accumulated amortization of $77,722 and $81,553, respectively	54,208	53,513
Flight equipment held for sale	59,370	77,636
Aircraft purchase deposits and Embraer E-2 progress payments	43,494	56,157
Right-of-use asset(1)	16,930	7,176
Deferred rent receivable	35,631	55,478
Investments, at fair value	10,819	—
Other assets	125,574	105,796
Total other assets	$346,330	$356,326
______________
(1)Net of lease incentives and tenant allowances.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of February 28, 2023 and 2022:

	February 28,
	2023	2022
Accounts payable and accrued expenses	$60,225	$58,882
Deferred income tax liability	79,990	66,123
Accrued interest payable	42,752	42,013
Lease liability	19,951	9,846
Lease discounts, net of accumulated amortization of $45,586 and $45,546, respectively	3,555	560

Total accounts payable, accrued expenses and other liabilities	$206,473	$177,424

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 25, 2023

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	April 25, 2023
Michael Inglese

/s/ Roy Chandran	Chief Financial Officer	April 25, 2023
Roy Chandran

/s/ Dane Silverman	Chief Accounting Officer	April 25, 2023
Dane Silverman

/s/ Takashi Kurihara	Chairman of the Board	April 25, 2023
Takashi Kurihara

/s/ Douglas A. Hacker	Director	April 25, 2023
Douglas A. Hacker

/s/ Taro Kawabe	Director	April 25, 2023
Taro Kawabe

/s/ Keiji Okuno	Director	April 25, 2023
Keiji Okuno

/s/ Charles W. Pollard	Director	April 25, 2023
Charles W. Pollard

/s/ Takayuki Sakakida	Director	April 25, 2023
Takayuki Sakakida

S - 1