Form 10-Q
period 2023-05-31
Aircastle LTD
filed 2023-07-12
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 7, 2023, there were 14,048 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	May 31, 2023	February 28, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$136,156	$231,861
Accounts receivable	11,635	12,855
Flight equipment held for lease, net	6,595,518	6,567,606
Net investment in leases, net	266,630	67,694
Unconsolidated equity method investment	40,911	40,505
Other assets	305,979	346,330

Total assets	$7,356,829	$7,266,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$933,005	$752,298
Borrowings from unsecured financings, net	3,720,956	3,842,454
Accounts payable, accrued expenses and other liabilities	198,941	206,473
Lease rentals received in advance	48,952	66,816
Security deposits	63,735	61,734
Maintenance payments	497,012	465,618
Total liabilities	5,462,601	5,395,393

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at May 31, 2023 and February 28, 2023	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 14,048 shares issued and outstanding at May 31, 2023 and February 28, 2023	—	—
Additional paid-in capital	1,878,774	1,878,774
Retained earnings (accumulated deficit)	15,454	(7,316)
Total shareholders’ equity	1,894,228	1,871,458
Total liabilities and shareholders’ equity	$7,356,829	$7,266,851
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2023	2022
Revenues:
Lease rental revenue	$146,735	$144,144
Direct financing and sales-type lease revenue	1,073	2,598
Amortization of lease premiums, discounts and incentives	(7,207)	(5,388)
Maintenance revenue	34,520	27,099
Total lease revenue	175,121	168,453
Gain on sale of flight equipment	42,594	3,687
Other revenue	776	3,424
Total revenues	218,491	175,564

Operating expenses:
Depreciation	88,789	81,318
Interest, net	56,891	50,294
Selling, general and administrative	20,835	19,916
Provision for credit losses	6,959	580
Impairment of flight equipment	1,097	4,428
Maintenance and other costs	8,533	8,065
Total operating expenses	183,104	164,601

Other income (expense):
Loss on extinguishment of debt	—	(463)
Other	1,337	—
Total other income (expense)	1,337	(463)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	36,724	10,500
Income tax provision	14,360	3,329
Earnings of unconsolidated equity method investment, net of tax	406	511

Net income	$22,770	$7,682

Net income available to common shareholders	$22,770	$7,682

Total comprehensive income available to common shareholders	$22,770	$7,682
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2023	2022
Cash flows from operating activities:
Net income	$22,770	$7,682
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation	88,789	81,318
Amortization of deferred financing costs	4,031	3,597
Amortization of lease premiums, discounts and incentives	7,207	5,388
Deferred income taxes	3,812	2,865
Collections on net investment in leases	927	2,282
Security deposits and maintenance payments included in earnings	(3,203)	9,076
Gain on sale of flight equipment	(42,594)	(3,687)
Loss on extinguishment of debt	—	463
Impairment of flight equipment	1,097	4,428
Provision for credit losses	6,959	580
Other	(397)	(508)
Changes in certain assets and liabilities:
Accounts receivable	3,209	4,274
Other assets	(3,607)	(5,008)
Accounts payable, accrued expenses and other liabilities	2,272	(4,305)
Lease rentals received in advance	9,178	1,848

Net cash and restricted cash provided by operating activities	100,450	110,293
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(322,151)	(63,724)
Proceeds from sale of flight equipment	53,782	58,233
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	4,947	(8,716)
Other	(2,900)	—
Net cash and restricted cash used in investing activities	(266,322)	(14,207)
Cash flows from financing activities:
Proceeds from secured and unsecured debt financings	624,911	—
Repayments of secured and unsecured debt financings	(569,206)	(39,923)
Debt extinguishment costs	—	(291)
Deferred financing costs	(527)	(1,860)
Security deposits and maintenance payments received	31,620	27,911
Security deposits and maintenance payments returned	(6,131)	(425)
Dividends paid	(10,500)	(10,500)
Net cash and restricted cash provided by (used in) financing activities	70,167	(25,088)
Net (decrease) increase in cash and restricted cash:	(95,705)	70,998
Cash and restricted cash at beginning of period	231,861	170,682
Cash and restricted cash at end of period	$136,156	$241,680
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2023	2022
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$136,156	$241,030
Restricted cash and cash equivalents	—	650

Unrestricted and restricted cash and cash equivalents	$136,156	$241,680

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$54,053	$44,275
Cash paid for income taxes	$(31)	$(576)
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$12,927	$339
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$8,177	$3,800
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$182,818	$17,734
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Net income	—	—	—	—	—	22,770	22,770
Balance, May 31, 2023	14,048	$—	400	$—	$1,878,774	$15,454	$1,894,228

	Common Shares		Preference Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Net income	—	—	—	—	—	7,682	7,682
Balance, May 31, 2022	14,048	$—	400	$—	$1,878,774	$(41,393)	$1,837,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023

Note 1. Summary of Significant Accounting Policies
Organization
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business consists of acquiring, leasing, managing and selling commercial jet aircraft.
The Company is controlled by affiliates of Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited (“Mizuho Leasing” and, together with Marubeni, our “Shareholders”).
Aircastle is a holding company and conducts its business through subsidiaries that are wholly-owned, either directly or indirectly, by Aircastle.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements presented are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of May 31, 2023, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
May 31, 2023
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASC 848”). ASC 848 provides temporary optional expedients and exceptions to certain U.S. GAAP contract modification requirements for contracts affected by reference rate reform as entities transition away from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in ASC 848.
Effective March 1, 2023, we adopted ASC 848, which has not and is not expected to have a material impact on our consolidated financial statements. We have one aircraft lease and certain debt financings for which the associated lease rental revenue and interest expense are based on LIBOR. The ICE Benchmark Administration Limited, LIBOR’s administrator, has ceased publishing certain LIBOR settings and is expected to stop publishing the Overnight, 1-month, 3-month, 6-month, and 12-month USD LIBOR U.S. dollar settings in 2023. In anticipation of that cessation, we commenced the transition of our LIBOR-based contracts to the Secured Overnight Financing Rate (“SOFR” or “Term SOFR”). The optional expedients under ASC 848 have allowed and will allow us to account for contract modifications as continuations of the existing contracts without further reassessments or remeasurements that would otherwise be required under the applicable U.S. GAAP.
For the three months ended May 31, 2023, less than 1% of each our lease rental revenue and interest expense was derived from a floating-rate lease or debt financings that used LIBOR as the applicable reference rate.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following tables set forth our financial assets as of May 31, 2023 and February 28, 2023 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at May 31, 2023 Using Fair Value Hierarchy
	Fair Value as of May 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$136,156	$136,156	$—	$—	Market
Investment in debt securities	5,029	—	—	5,029	Income
Investment in equity securities	5,513	2,069	—	3,444	Market/Income
Total	$146,698	$138,225	$—	$8,473

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023

		Fair Value Measurements at February 28, 2023 Using Fair Value Hierarchy
	Fair Value as of February 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$231,861	$231,861	$—	$—	Market
Investment in debt securities	5,029	—	—	5,029	Income
Investment in equity securities	5,790	2,346	—	3,444	Market/Income
Total	$242,680	$234,207	$—	$8,473
Our cash and cash equivalents consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities (Level 1). Our investments in debt and equity securities consist of notes and shares received as a result of claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings. Our investment in equity securities that are traded in an active market have been valued using quoted market prices (Level 1). Our investments in other equity securities and debt securities for which there is no active market or there is limited market data have been valued using the income approach (Level 3).
For the three months ended May 31, 2023, we had no transfers into or out of Level 3.
We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated joint venture.
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach (Level 2), which includes third party appraisal data, and an income approach (Level 3), which includes the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
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
Financial Instruments
Our financial instruments, other than cash, consist principally of cash equivalents, accounts receivable, investments in debt and equity securities, accounts payable and secured and unsecured financings. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates the carrying value of these financial instruments because of their short-term nature.
The fair value of our senior notes is estimated using quoted market prices (Level 1), whereas all our other financings are valued using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
The carrying amounts and fair values of our financial instruments at May 31, 2023 and February 28, 2023 were as follows:

	May 31, 2023		February 28, 2023
	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investment in debt securities	$5,029	$5,029	$5,029	$5,029
Investment in equity securities	5,513	5,513	5,790	5,790

	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$395,000	$397,725	$20,000	$20,000
Unsecured Term Loan	155,000	155,309	155,000	151,449
Term Financings	941,989	930,841	761,283	739,804
Senior Notes	3,200,000	3,022,820	3,700,000	3,524,563
Aircraft Valuation
Annual Recoverability Assessment
We plan to perform our annual recoverability assessment of all our aircraft during the third quarter of 2023.
Additional customer and aircraft specific recoverability assessments are also performed whenever indicators suggest the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, a significant change in an aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production, or a significant airworthiness directive is issued. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
The recoverability assessment is a comparison of the carrying value of an aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the three months ended May 31, 2023:

Amount
Balance at February 28, 2023	$6,567,606
Additions	321,805
Depreciation	(88,553)
Disposals and transfers to net investment in leases and held for sale	(204,243)
Impairments	(1,097)

Balance at May 31, 2023	$6,595,518

Accumulated depreciation as of May 31, 2023	$2,264,771
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at May 31, 2023 were as follows:

Year Ending February 28/29,	Amount(1)
2024 (Remainder of fiscal year)	$451,869
2025	528,826
2026	414,434
2027	348,453
2028	278,390
Thereafter	833,985
Total	$2,855,957
_______________
(1)Reflects impact of lessee lease rental deferrals.
At May 31, 2023 and February 28, 2023, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $26.0 million and $22.4 million, respectively.
Note 5. Net Investment in Leases, Net
At May 31, 2023 and February 28, 2023, our net investment in leases consisted of 14 and 4 aircraft, respectively. The components of our net investment in leases at May 31, 2023 and February 28, 2023, were as follows:

	May 31, 2023	February 28, 2023
Lease receivable	$143,191	$31,674
Unguaranteed residual value of flight equipment	131,665	37,287
Net investment leases	274,856	68,961
Allowance for credit losses	(8,226)	(1,267)
Net investment in leases, net	$266,630	$67,694
During the three months ended May 31, 2023, 10 aircraft were reclassified from operating leases to sales-type leases. Collectability of the lease payments for these 10 aircraft, which was not deemed probable at the effective date of

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
the lease modification, became probable during the three months ended May 31, 2023. Accordingly, we derecognized the carrying amounts of the underlying aircraft and lease payments recorded by us as deposit liabilities and recognized net investments in leases. A selling profit totaling $32.7 million for these 10 aircraft was recognized as a component of Gain on sale of flight equipment for the three months ended May 31, 2023. We also recognized a provision for credit losses totaling $7.0 million for these 10 aircraft during the three months ended May 31, 2023.

The activity in the allowance for credit losses related to our net investment in leases for the three months ended May 31, 2023 was as follows:

Amount
Balance at February 28, 2023	$1,267
Provision for credit losses	6,959
Balance at May 31, 2023	$8,226
At May 31, 2023, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$17,735
2025	25,284
2026	24,984
2027	25,121
2028	24,911
Thereafter	74,317
Total lease payments to be received	192,352
Present value of lease payments - lease receivable	(143,191)
Difference between undiscounted lease payments and lease receivable	$49,161
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of May 31, 2023 and February 28, 2023 was as follows:

	May 31, 2023			February 28, 2023
Region	Number of Aircraft		Net Book Value %	Number of Aircraft		Net Book Value %
Asia and Pacific	62		27%	62		28%
Europe	90		29%	88		30%
Middle East and Africa	7		2%	8		3%
North America	43		23%	38		20%
South America	31		15%	29		14%
Off-lease	11	(1)	4%	14	(2)	5%
Total	244		100%	239		100%
_______________
(1)Of the 11 off-lease aircraft at May 31, 2023, we have 2 narrow-body aircraft and 1 wide-body aircraft which we are currently marketing for lease or sale.
(2)Of the 14 off-lease aircraft at February 28, 2023, we have 2 narrow-body aircraft and 1 wide-body aircraft which we are currently marketing for lease or sale.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
The following table sets forth individual countries representing at least 10% of our Net Book Value as of May 31, 2023 and February 28, 2023:

	May 31, 2023			February 28, 2023
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States(1)	$679,035	10%	5	$—	—%	—
_______________
(1) As of February 28, 2023, the United States represented less than 10% of our Net Book Value.
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended May 31,
Region	2023	2022
Asia and Pacific	30%	33%
Europe	30%	29%
Middle East and Africa	4%	5%
North America	23%	17%
South America	13%	16%

Total	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended May 31,
	2023		2022
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	21%	4	30%
For the three months ended May 31, 2023, total revenue attributable to Greece was 10% and included $19.2 million of maintenance revenue as a result of scheduled lease expirations for a Greek lessee. For the three months ended May 31, 2022, total revenue attributable to Greece was less than 10%.
Note 7. Unconsolidated Equity Method Investment
We have a joint venture with Mizuho Leasing which has 9 aircraft with a net book value of $281.9 million at May 31, 2023.

Amount
Balance at February 28, 2023	$40,505
Earnings of unconsolidated equity method investment, net of tax	406
Balance at May 31, 2023	$40,911

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At May 31, 2023				At February 28, 2023
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$941,989	38	2.36% to 7.52%	09/13/24 to 06/27/32	$761,283
Less: Debt issuance costs and discounts	(8,984)	—			(8,985)

Total secured debt financings, net of debt issuance costs and discounts	933,005	38			752,298

Unsecured Debt Financings:
Senior 5.000% Notes due 2023	—		5.00%	04/01/23	500,000
Senior 4.400% Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
Unsecured Term Loans	155,000		6.68%	02/27/24	155,000
Revolving Credit Facilities	395,000		6.72% to 6.91%	02/28/24 to 05/24/25	20,000
Less: Debt issuance costs and discounts	(29,044)				(32,546)
Total unsecured debt financings, net of debt issuance costs and discounts	3,720,956				3,842,454

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,653,961				$4,594,752

(1)The borrowings under these financings at May 31, 2023 have a weighted-average fixed rate of interest of 5.35%.
Secured Debt Financings:
Term Financings
During the three months ended May 31, 2023, we borrowed the remaining $168.7 million available under our full recourse secured financing facility entered into on November 21, 2022 (the “2022 Secured Facility”). As of May 31, 2023, $437.6 million was outstanding under the 2022 Secured Facility in relation to 17 owned aircraft. The 2022 Secured Facility bears interest at a floating rate under the Term SOFR (as defined in the credit agreement governing the 2022 Secured Facility) plus 2.35% per annum and matures on November 21, 2029.
Unsecured Debt Financings:
5.000% Senior Notes due 2023
We repaid the $500.0 million aggregate principal amount of our 5.000% Senior Notes due 2023 at their final stated maturity date in April 2023.
Revolving Credit Facilities
On June 5, 2023, one of our unsecured revolving credit facilities was expanded from $245.0 million to $285.0

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
million. This revolving credit facility was further expanded to $325.0 million on July 12, 2023 and matures on May 24, 2025.
As of May 31, 2023, we had $395.0 million outstanding under our revolving credit facilities and had $1.4 billion available for borrowing.
As of May 31, 2023, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders' Equity
On March 15, 2023, the Company paid a semi-annual dividend in the amount of $10.5 million for its Preference Shares, which was approved by the Company’s Board of Directors on January 10, 2023, and accrued as of February 28, 2023.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.0 million and $1.4 million during the three months ended May 31, 2023 and 2022, respectively, whereby our Shareholders provide certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $0.4 million and $1.7 million during the three months ended May 31, 2023 and 2022, respectively.
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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three months ended May 31, 2023 and 2022 were as follows:

	Three Months Ended May 31,
	2023	2022
U.S. operations	$4,282	$5,336
Non-U.S. operations	32,442	5,164
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$36,724	$10,500
Our aircraft-owning subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in the United States and Ireland are subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore-based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
The Company’s effective tax rate (“ETR”) for the three months ended May 31, 2023 and 2022 was 39.1% and 31.7%, respectively. The movement in the ETR is primarily caused by changes in the mix of the Company’s pre-tax income in its taxable and non-tax jurisdictions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended May 31,
	2023	2022
Interest on borrowings and other liabilities	$55,872	$47,241
Amortization of deferred financing fees and debt discount	4,031	3,597
Interest expense	59,903	50,838
Less: Interest income	(2,292)	(259)
Less: Capitalized interest	(720)	(285)

Interest, net	$56,891	$50,294
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $0.6 million and $0.5 million for the three months ended May 31, 2023 and 2022, respectively.
As of May 31, 2023, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$2,522
2025	2,933
2026	2,709
2027	2,717
2028	2,748
Thereafter	16,716
Total	$30,345
At May 31, 2023, we had commitments to acquire 12 aircraft for $406.6 million.
At May 31, 2023, commitments, including $39.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$138,239
2025	171,533
2026	96,848
2027	—
2028	—
Thereafter	—
Total	$406,620

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2023
Note 14. Other Assets
Other assets consisted of the following as of May 31, 2023 and February 28, 2023:

	May 31, 2023	February 28, 2023
Deferred income tax asset	$310	$304
Lease incentives and premiums, net of accumulated amortization of $80,679 and $77,722, respectively	37,985	54,208
Flight equipment held for sale	28,705	59,370
Aircraft purchase deposits and Embraer E-2 progress payments	40,447	43,494
Right-of-use asset(1)	17,052	16,930
Deferred rent receivable	32,420	35,631
Investments, at fair value	10,543	10,819
Other assets	138,517	125,574
Total other assets	$305,979	$346,330
______________
(1)Net of lease incentives and tenant allowances.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of May 31, 2023 and February 28, 2023:

	May 31, 2023	February 28, 2023
Accounts payable, accrued expenses and other liabilities	$48,022	$60,225
Deferred income tax liability	83,808	79,990
Accrued interest payable	43,752	42,752
Lease liability	20,048	19,951
Lease discounts, net of amortization of $45,830 and $45,586, respectively	3,311	3,555

Total accounts payable, accrued expenses and other liabilities	$198,941	$206,473
Note 16. Subsequent Events
On July 5, 2023, the Company entered into a Subscription Agreement with its Shareholders, pursuant to which the Company has agreed to make a pro rata issuance of the Company’s common shares, $0.01 par value per share (the “Shares”), for an aggregate purchase price of up to $500.0 million. The Shares will be issued in two tranches, with the first tranche expected to be issued in July 2023 for an aggregate purchase price of $200.0 million. The issuance of the second tranche, which is subject to both the approval of the Company’s Board of Directors and shareholders, is expected to occur during the Company’s first fiscal quarter of 2024 for an aggregate purchase price of up to $300.0 million. The number of Shares and the subscription price per share are to be determined and agreed to by the parties at the time of issuance. The Shares will rank pari passu in all respects with other common shares of the Company. The Company intends to use the net proceeds from the issuance of Shares for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended February 28, 2023. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K for the year ended February 28, 2023. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. During the three months ended May 31, 2023, we purchased 7 aircraft and sold 4 aircraft and other flight equipment. As of May 31, 2023, we owned and managed on behalf of our joint venture 253 aircraft leased to 73 airline customers located in 43 countries. As of May 31, 2023, the Net Book Value of our fleet was $6.9 billion. The weighted average age of our fleet was 9.6 years and the weighted average remaining lease term was 5.4 years. As of May 31, 2023, we had commitments to acquire 12 aircraft for $406.6 million, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $218.5 million, $22.8 million and $191.1 million, respectively, for the three months ended May 31, 2023. Cash flow provided by operating activities was $100.5 million for the three months ended May 31, 2023. Our leadership team and other senior professionals have extensive industry and financial experience, including managing through downturns in the aviation industry. We believe our platform and personnel have enabled us to effectively manage through recent crises, such as the COVID-19 pandemic and the Russian invasion of Ukraine, and will position us to take advantage of new investment opportunities when they arise.
Historically, growth in commercial air traffic has been correlated with world economic activity. Prior to the COVID-19 pandemic, commercial air traffic growth expanded at a rate one to two times that of global GDP growth. This expansion of air travel has driven growth in the world aircraft fleet; and there are approximately 26,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 49% of the world’s commercial jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a 2 to 3% average annual rate.
As a leading secondary market investor, we believe that our long-standing business strategy of maintaining conservative leverage and limiting long-term financial commitments has enabled us to manage through recent crises. Our portfolio, primarily comprised of a balanced mix of new technology and mid-life, narrow-body aircraft, should remain attractive assets for our airline customers to respond to the growing demand of global air travel.
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of July 7, 2023, total liquidity of $2.6 billion includes $1.5 billion of undrawn facilities, $0.5 billion of equity commitments, $0.4 billion of projected adjusted operating cash flows, $0.1 billion of contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2024.
Fiscal Year 2023 Lease Expirations and Lease Placements
As of July 7, 2023, we had 3 off-lease aircraft and 13 aircraft with leases expiring in fiscal year 2023, which combined account for less than 5% of our Net Book Value at May 31, 2023, still to be placed or sold.
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2024 to 2027, representing the percentage of our Net Book Value as of May 31, 2023, specified below:
•2024: 38 aircraft, representing 12%;
•2025: 31 aircraft, representing 12%;
•2026: 21 aircraft, representing 7%; and
•2027: 29 aircraft, representing 12%.

Acquisitions and Sales
During the three months ended May 31, 2023, we acquired 7 aircraft for $306.3 million. As of May 31, 2023, we had commitments to acquire 12 aircraft for $406.6 million, with delivery through the second quarter of 2025, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of July 7, 2023, we have acquired 1 additional aircraft and have commitments to acquire 11 aircraft for $377.7 million.
During the three months ended May 31, 2023, we sold 4 aircraft and other flight equipment for net proceeds of $53.8 million and recognized a net gain on sale of $9.9 million for these aircraft. As of July 7, 2023, we have sold 3 additional aircraft.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.1 billion in equity capital from private and public investors. We also raised $20.0 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, unsecured bond offerings, borrowings secured by our aircraft, draws under our revolving credit facilities and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of May 31, 2023 and 2022:

Owned Aircraft	As of May 31, 2023	As of May 31, 2022
	(Dollars in millions)
Net Book Value of Flight Equipment	$6,862	$6,388
Net Book Value of Unencumbered Flight Equipment	$5,348	$5,322
Number of Aircraft	244	241
Number of Unencumbered Aircraft	206	210
Number of Lessees	73	74
Number of Countries	43	44
Weighted Average Age (Years)(1)	9.6	10.4
Weighted Average Remaining Lease Term (Years)(1)	5.4	5.1
Weighted Average Fleet Utilization during the three months ended May 31, 2023 and 2022(2)	95.6%	94.8%
Portfolio Yield for the three months ended May 31, 2023 and 2022(3)	8.7%	9.2%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$282	$295
Number of Aircraft	9	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percent of total days in period weighted by Net Book Value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of May 31, 2023			Owned Aircraft as of May 31, 2022
	Number of Aircraft		% of Net Book Value	Number of Aircraft		% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	49		31%	28		19%
Narrow-body - current technology	173		54%	187		63%
Wide-body - current technology	18		13%	22		16%

Total Passenger	240		98%	237		98%
Freighter - current technology	4		2%	4		2%
Total	244		100%	241		100%

Manufacturer
Airbus	158		65%	156		65%
Boeing	68		27%	74		30%
Embraer	18		8%	11		5%
Total	244		100%	241		100%

Regional Diversification
Asia and Pacific	62		27%	70		32%
Europe	90		29%	87		28%
Middle East and Africa	7		2%	10		4%
North America	43		23%	34		17%
South America	31		15%	25		13%
Off-lease	11	(2)	4%	15	(3)	6%

Total	244		100%	241		100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the 11 off-lease aircraft at May 31, 2023, we have 2 narrow-body aircraft and 1 wide-body aircraft which we are currently marketing for lease or sale.
(3)    All 15 off-lease aircraft at May 31, 2022 have been placed on lease, sold or disposed.

The top ten customers for our owned aircraft at May 31, 2023 were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	8.5%	13
LATAM	Chile	6.8%	13
KLM	Netherlands	4.8%	10
Viva Aerobus	Mexico	4.0%	7
Lion Air(1)	Indonesia	3.8%	9
American Airlines	United States	3.6%	9
Aerolineas Argentinas	Argentina	3.2%	6
Volaris	Mexico	3.2%	6
Air Canada	Canada	3.2%	5
Iberia	Spain	3.0%	14
Total top ten customers		44.1%	92
All other customers		55.9%	152
Total all customers		100.0%	244

(1) Includes 4 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended May 31, 2023 as compared to the three months ended May 31, 2022:

	Three Months Ended May 31,
	2023	2022
	(Dollars in thousands)
Revenues:
Lease rental revenue	$146,735	$144,144
Direct financing and sales-type lease revenue	1,073	2,598
Amortization of lease premiums, discounts and incentives	(7,207)	(5,388)
Maintenance revenue	34,520	27,099
Total lease revenue	175,121	168,453
Gain on sale of flight equipment	42,594	3,687
Other revenue	776	3,424
Total revenues	218,491	175,564
Operating expenses:
Depreciation	88,789	81,318
Interest, net	56,891	50,294
Selling, general and administrative	20,835	19,916
Provision for credit losses	6,959	580
Impairment of flight equipment	1,097	4,428
Maintenance and other costs	8,533	8,065
Total operating expenses	183,104	164,601

Other income (expense):
Loss on extinguishment of debt	—	(463)
Other	1,337	—
Total other income (expense)	1,337	(463)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	36,724	10,500
Income tax provision	14,360	3,329
Earnings of unconsolidated equity method investment, net of tax	406	511
Net income	$22,770	$7,682
Revenues
Total revenues increased $42.9 million, attributable to:
Lease rental revenue increased $2.6 million, primarily attributable to an increase of $22.8 million related to 29 aircraft purchased since March 1, 2022.
This was partially offset by:
•a $5.9 million decrease due to lease extensions, amendments, transitions, and other changes;
•a $5.8 million decrease due to lease terminations;
•a $5.8 million decrease related to the sale of 14 aircraft since March 1, 2022; and
•a $2.6 million decrease related to the timing of payments for customers for which lease rental revenue was recognized using a cash basis of accounting rather than an accrual method.
Direct financing and sales-type lease revenue decreased $1.5 million, primarily related to the sales of 8 aircraft since March 1, 2022.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended May 31,
	2023	2022
	(Dollars in thousands)
Amortization of lease premiums	$(2,987)	$(2,555)
Amortization of lease discounts	244	129
Amortization of lease incentives	(4,464)	(2,962)

Amortization of lease premiums, discounts and incentives	$(7,207)	$(5,388)
The amortization of lease incentives increased $1.5 million, primarily related to the transition of aircraft to new lessees.
Maintenance revenue. For the three months ended May 31, 2023, we recorded $34.5 million of maintenance revenue related to maintenance payments received by us and recognized into income as a result of scheduled lease expirations.
For the three months ended May 31, 2022, we recorded $27.1 million of maintenance revenue, of which $23.9 million related to payments received on maintenance letters of credit for 2 freighter aircraft that were previously leased to a Russian airline. In addition, we recorded maintenance revenue of $2.1 million related to the scheduled lease expiration of 1 narrow-body aircraft.
Gain on sale of flight equipment. During the three months ended May 31, 2023, we sold 4 aircraft and other flight equipment for gains totaling $9.9 million. We sold 4 aircraft and other flight equipment during the three months ended May 31, 2022 for gains totaling $3.7 million.
We also recognized selling profit totaling $32.7 million related to the reclassification of 10 aircraft from operating leases to sales-type leases during the three months ended May 31, 2023 – see Note 5 in the Notes to Unaudited Consolidated Financial Statements.
Other revenue. The three months ended May 31, 2022 included $1.5 million of payments received on general security letters of credit for aircraft that were previously leased to Russian airlines and $1.8 million of security deposits retained by us in connection with an aircraft lease amendment. We collected the remaining letters of general security credit totaling $0.6 million during the three months ended May 31, 2023.
Operating expenses
Total operating expenses increased $18.5 million, attributable to:
Depreciation expense increased $7.5 million primarily attributable to an increase of $10.4 million related to 29 aircraft acquired since March 1, 2022, partially offset by a decrease of $5.5 million resulting from 18 aircraft sold since March 1, 2022.
Interest, net increased $6.6 million due to a higher average cost of borrowing and higher weighted average debt outstanding of $154.5 million.
Selling, general and administrative expenses increased $0.9 million, primarily due to an increase in personnel costs and ongoing Russian litigation expenses.
Provision for credit losses increased $6.4 million, primarily related to a $7.0 million allowance for credit losses recorded during the three months ended May 31, 2023 resulting from the reclassification of 10 aircraft from operating leases to sales-type leases – see Note 5 in the Notes to Unaudited Consolidated Financial Statements.
Impairment of aircraft. We recorded an impairment charge of $1.1 million during the three months ended May 31, 2023.
During the three months ended May 31, 2022, the Company wrote off the remaining book value of 8 narrow-body aircraft in Russia that had not been returned to us totaling $4.4 million.

Maintenance and other costs: Maintenance and other costs increased $0.5 million, primarily attributable to higher aircraft insurance premiums, partially offset by lower costs due to the timing of transition of aircraft to new lessees.
Income tax provision
Income tax provision. Our income tax expense was $14.4 million and $3.3 million for the three months ended May 31, 2023 and 2022, respectively. Our effective tax rate was 39.1% and 31.7% for the three months ended May 31, 2023 and 2022, respectively. The increase is attributable to changes in the mix of pre-tax income in taxable and non-taxable jurisdictions.
Aircraft Valuation
Annual Recoverability Assessment
We plan to perform our annual recoverability assessment of all our aircraft during the third quarter of 2023.
Additional customer and aircraft specific recoverability assessments are also performed whenever indicators suggest the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, a significant change in an aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production, or a significant airworthiness directive is issued. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
The recoverability assessment is a comparison of the carrying value of an aircraft to its estimated undiscounted future cash flows. We develop the assumptions used in the recoverability analysis based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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
During the three months ended May 31, 2023, we met our liquidity and capital resource needs with $100.5 million of cash flows from operations and $53.8 million of proceeds from the sale of aircraft and other flight equipment.
As of May 31, 2023, the weighted-average maturity of our secured and unsecured debt financings was 2.6 years and we were in compliance with all applicable covenants.
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of July 7, 2023, total liquidity of $2.6 billion includes $1.5 billion of undrawn facilities, $0.5 billion of equity commitments, $0.4 billion of projected adjusted operating cash flows, $0.1 billion of contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2024. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Three Months Ended May 31,
	2023	2022
	(Dollars in thousands)
Net cash flow provided by operating activities	$100,450	$110,293
Net cash flow used in investing activities	(266,322)	(14,207)
Net cash flow provided by (used in) financing activities	70,167	(25,088)
Operating Activities:
Cash flow provided by operating activities was $100.5 million and $110.3 million for the three months ended May 31, 2023 and 2022, respectively.
The three months ended May 31, 2022 included $25.4 million of payments received on maintenance and general security letters of credit for our former Russian lessees. Excluding the impact of these letters of credit, cash provided by operating activities increased primarily due to the continued increase in customer collections, including the repayment of lease deferrals.
Investing Activities:
Cash flow used in investing activities was $266.3 million and $14.2 million for the three months ended May 31, 2023 and 2022, respectively. The increase of $252.1 million was primarily attributable to a $258.4 million increase in cash paid for the acquisition and improvement of flight equipment. During the three months ended May 31, 2023, we acquired 7 aircraft as compared to 1 aircraft during the three months ended May 31, 2022.
Financing Activities:
Cash flow provided by financing activities was $70.2 million for the three months ended May 31, 2023 as compared to cash flow used in financing activities of $25.1 million for the three months ended May 31, 2022. The net cash increase of $95.3 million was primarily attributable to an increase in proceeds from secured and unsecured financings, net of repayments.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations decreased to $5.8 billion at May 31, 2023 from $6.0 billion at February 28, 2023, due to lower aircraft purchase commitments, partially offset by higher outstanding debt and the related interest thereon.

Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended May 31, 2023 and 2022, we incurred a total of $24.4 million and $27.2 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of May 31, 2023, the weighted average age by Net Book Value of our aircraft was approximately 9.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of several factors, such as in the event of a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors – Risks Related to Our Business – Risks related to our leases – If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 28, 2023.
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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of May 31, 2023, the net book value of its 9 aircraft was $281.9 million.
Foreign Currency Risk and Foreign Operations
At May 31, 2023, more than 99% of our leases were payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended May 31, 2023, expenses, such as personnel and office costs, denominated in currencies other than the U.S. dollar totaled $5.7 million in U.S. dollar equivalents and represented 27% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended May 31, 2023 and 2022, we incurred insignificant net gains and losses on foreign currency transactions.

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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended May 31, 2023 and 2022:

	Three Months Ended May 31,
	2023	2022

Net income	$22,770	$7,682
Depreciation	88,789	81,318
Amortization of lease premiums, discounts and incentives	7,207	5,388
Interest, net	56,891	50,294
Income tax provision	14,360	3,329
EBITDA	190,017	148,011
Adjustments:
Impairment of flight equipment	1,097	4,428
Loss on extinguishment of debt	—	463

Adjusted EBITDA	$191,114	$152,902
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating-rate debt obligations. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as LIBOR, SOFR or an alternative reference rate. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities. Our borrowing agreements may provide a mechanism for determining an alternative rate of interest as entities continue to transition away from LIBOR due to reference rate reform. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.
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
As of May 31, 2023, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $8.0 million and $8.0 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2023. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended February 28, 2023, as filed with the SEC.
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

10.1	Amendment No. 19 to Purchase Agreement COM0270-15, dated as of April 18, 2023 (Amendment No. 19), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2023 and February 28, 2023; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended May 31, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 31, 2023 and 2022; and (v) Notes to Unaudited Consolidated Financial Statements.*

Exhibit No.	Description of Exhibit

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
** Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
ØØ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 12, 2023

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer