Form 10-Q
period 2023-08-31
Aircastle LTD
filed 2023-10-11
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 6, 2023, there were 15,564 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	August 31, 2023	February 28, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$726,428	$231,861
Accounts receivable	11,729	12,855
Flight equipment held for lease, net	6,501,828	6,567,606
Net investment in leases, net	248,734	67,694
Unconsolidated equity method investment	41,367	40,505
Other assets	318,851	346,330

Total assets	$7,848,937	$7,266,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$913,864	$752,298
Borrowings from unsecured financings, net	3,991,875	3,842,454
Accounts payable, accrued expenses and other liabilities	211,810	206,473
Lease rentals received in advance	53,486	66,816
Security deposits	62,067	61,734
Maintenance payments	526,589	465,618
Total liabilities	5,759,691	5,395,393

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at August 31, 2023 and February 28, 2023	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 15,564 and 14,048 shares issued and outstanding at August 31, 2023 and February 28, 2023, respectively	—	—
Additional paid-in capital	2,078,774	1,878,774
Retained earnings (accumulated deficit)	10,472	(7,316)
Total shareholders’ equity	2,089,246	1,871,458
Total liabilities and shareholders’ equity	$7,848,937	$7,266,851
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Revenues:
Lease rental revenue	$150,351	$146,508	$297,086	$290,652
Direct financing and sales-type lease revenue	5,085	2,265	6,158	4,863
Amortization of lease premiums, discounts and incentives	(7,124)	(5,518)	(14,331)	(10,906)
Maintenance revenue	15,046	20,114	49,566	47,213
Total lease revenue	163,358	163,369	338,479	331,822
Gain on sale of flight equipment	4,453	10,049	47,047	13,736
Other revenue	145	161	921	3,585
Total revenues	167,956	173,579	386,447	349,143

Operating expenses:
Depreciation	86,328	82,106	175,117	163,424
Interest, net	57,035	50,587	113,926	100,881
Selling, general and administrative	18,882	17,393	39,717	37,309
Provision for credit losses	(834)	109	6,125	689
Impairment of flight equipment	1,100	33,671	2,197	38,099
Maintenance and other costs	8,854	5,212	17,387	13,277
Total operating expenses	171,365	189,078	354,469	353,679

Other income (expense):
Loss on extinguishment of debt	—	—	—	(463)
Other	3,372	2,072	4,709	2,072
Total other income	3,372	2,072	4,709	1,609

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	(37)	(13,427)	36,687	(2,927)
Income tax provision (benefit)	(5,099)	(4,068)	9,261	(739)
Earnings of unconsolidated equity method investment, net of tax	456	666	862	1,177

Net income (loss)	$5,518	$(8,693)	$28,288	$(1,011)

Preference share dividends	(10,500)	(10,500)	(10,500)	(10,500)

Net income (loss) available to common shareholders	$(4,982)	$(19,193)	$17,788	$(11,511)

Total comprehensive income (loss) available to common shareholders	$(4,982)	$(19,193)	$17,788	$(11,511)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$28,288	$(1,011)
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Depreciation	175,117	163,424
Amortization of deferred financing costs	8,321	7,095
Amortization of lease premiums, discounts and incentives	14,331	10,906
Deferred income taxes	6,179	6,588
Collections on net investment in leases	1,598	4,016
Security deposits and maintenance payments included in earnings	(9,895)	(2,133)
Gain on sale of flight equipment	(47,047)	(13,736)
Loss on extinguishment of debt	—	463
Impairment of flight equipment	2,197	38,099
Provision for credit losses	6,125	689
Other	(845)	(1,179)
Changes in certain assets and liabilities:
Accounts receivable	1,437	5,808
Other assets	(9,723)	(8,223)
Accounts payable, accrued expenses and other liabilities	(3,833)	(2,284)
Lease rentals received in advance	14,165	7,094

Net cash and restricted cash provided by operating activities	186,415	215,616
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(379,349)	(372,474)
Proceeds from sale of flight equipment	126,011	171,065
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	6,852	4,504
Other	(4,026)	1,500
Net cash and restricted cash used in investing activities	(250,512)	(195,405)
Cash flows from financing activities:
Proceeds from issuance of common shares	200,000	—
Proceeds from secured and unsecured debt financings	1,273,709	75,000
Repayments of secured and unsecured debt financings	(963,507)	(58,355)
Debt extinguishment costs	—	(291)
Deferred financing costs	(7,536)	(1,903)
Security deposits and maintenance payments received	77,006	63,758
Security deposits and maintenance payments returned	(10,508)	(11,239)
Dividends paid	(10,500)	(10,500)
Net cash and restricted cash provided by financing activities	558,664	56,470
Net increase in cash and restricted cash:	494,567	76,681
Cash and restricted cash at beginning of period	231,861	170,682

Cash and restricted cash at end of period	$726,428	$247,363
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2023	2022
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$726,428	$246,713
Restricted cash and cash equivalents	—	650

Unrestricted and restricted cash and cash equivalents	$726,428	$247,363

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$116,827	$93,007
Cash paid for income taxes	$5,631	$200
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$12,927	$6,100
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$11,974	$14,791
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$182,818	$8,895
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Net income	—	—	—	—	—	22,770	22,770
Balance, May 31, 2023	14,048	$—	400	$—	1,878,774	15,454	1,894,228
Issuance of common shares	1,516	—	—	—	200,000	—	200,000
Net income	—	—	—	—	—	5,518	5,518
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2023	15,564	$—	400	$—	$2,078,774	$10,472	$2,089,246

	Common Shares		Preference Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Net income	—	—	—	—	—	7,682	7,682
Balance, May 31, 2022	14,048	$—	400	$—	1,878,774	(41,393)	1,837,381
Net loss	—	—	—	—	—	(8,693)	(8,693)
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)

Balance, August 31, 2022	14,048	$—	400	$—	$1,878,774	$(60,586)	$1,818,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023

Note 1. Summary of Significant Accounting Policies
Organization
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda exempted company that was incorporated on October 29, 2004, under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business consists of acquiring, leasing, managing and selling commercial jet aircraft.
The Company is controlled by affiliates of Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited (“Mizuho Leasing” and, together with Marubeni, our “Shareholders”).
Aircastle is a holding company and conducts its business through subsidiaries that are wholly owned, either directly or indirectly, by Aircastle.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of August 31, 2023, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
August 31, 2023
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASC 848”). ASC 848 provides temporary optional expedients and exceptions to certain U.S. GAAP contract modification requirements for contracts affected by reference rate reform as entities transition away from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in ASC 848.
The ICE Benchmark Administration Limited, LIBOR’s administrator, has ceased publishing all LIBOR settings, including the Overnight, 1-month, 3-month, 6-month, and 12-month USD LIBOR U.S. dollar settings. Effective March 1, 2023, we adopted ASC 848 and commenced the transition of our LIBOR-based contracts to the Secured Overnight Financing Rate (“SOFR” or “Term SOFR”). As of August 31, 2023, we had no aircraft leases or debt financings for which the associated lease rental revenue or interest expense used LIBOR as the applicable reference rate. The adoption of ASC 848 did not have a material impact on our consolidated financial statements.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following tables set forth our financial assets as of August 31, 2023 and February 28, 2023 that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at August 31, 2023 Using Fair Value Hierarchy
	Fair Value as of August 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$726,428	$726,428	$—	$—	Market
Investment in debt securities	5,029	—	—	5,029	Income
Investment in equity securities	5,757	2,313	—	3,444	Market/Income
Total	$737,214	$728,741	$—	$8,473

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023

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
For the three and six months ended August 31, 2023, we had no transfers into or out of Level 3.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
The carrying amounts and fair values of our financial instruments at August 31, 2023, and February 28, 2023 were as follows:

	August 31, 2023		February 28, 2023
	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investment in debt securities	$5,029	$5,029	$5,029	$5,029
Investment in equity securities	5,757	5,757	5,790	5,790

	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$20,000	$20,000
Unsecured Term Loan	155,000	154,932	155,000	151,449
Term Financings	922,688	918,700	761,283	739,804
Senior Notes	3,850,000	3,685,049	3,700,000	3,524,563
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the six months ended August 31, 2023:

Amount
Balance at February 28, 2023	$6,567,606
Additions	365,025
Depreciation	(174,652)
Disposals and transfers to net investment in leases and held for sale	(255,054)
Impairments	(1,097)

Balance at August 31, 2023	$6,501,828

Accumulated depreciation as of August 31, 2023	$2,254,500
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at August 31, 2023 were as follows:

Year Ending February 28/29,	Amount(1)
2024 (Remainder of fiscal year)	$302,190
2025	540,128
2026	426,677
2027	361,015
2028	290,367
Thereafter	862,123
Total	$2,782,500
_______________
(1)Reflects impact of lessee lease rental deferrals.
At August 31, 2023 and February 28, 2023, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $29.1 million and $22.4 million, respectively.
Note 5. Net Investment in Leases, Net
At August 31, 2023 and February 28, 2023, our net investment in leases consisted of 13 and 4 aircraft, respectively. The components of our net investment in leases at August 31, 2023 and February 28, 2023, were as follows:

	August 31, 2023	February 28, 2023
Lease receivable	$133,663	$31,674
Unguaranteed residual value of flight equipment	122,184	37,287
Net investment leases	255,847	68,961
Allowance for credit losses	(7,113)	(1,267)
Net investment in leases, net	$248,734	$67,694
During the six months ended August 31, 2023, 10 aircraft were reclassified from operating leases to sales-type leases. Collectability of the lease payments for these 10 aircraft, which was not deemed probable at the effective date of

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
the lease modification, became probable during the six months ended August 31, 2023. Accordingly, we derecognized the carrying amounts of the underlying aircraft and lease payments recorded by us as deposit liabilities and recognized net investments in leases. A selling profit totaling $32.7 million for these 10 aircraft was recognized as a component of Gain on sale of flight equipment for the six months ended August 31, 2023. We also recognized a provision for credit losses totaling $6.2 million for these 10 aircraft during the six months ended August 31, 2023.
The activity in the allowance for credit losses related to our net investment in leases for the six months ended August 31, 2023, was as follows:

Amount
Balance at February 28, 2023	$1,267
Provision for credit losses	6,125
Write-offs	(279)

Balance at August 31, 2023	$7,113
At August 31, 2023, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$12,290
2025	23,711
2026	22,884
2027	23,111
2028	23,111
Thereafter	73,548
Total lease payments to be received	178,655
Present value of lease payments - lease receivable	(133,663)
Difference between undiscounted lease payments and lease receivable	$44,992
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of August 31, 2023, and February 28, 2023 was as follows:

	August 31, 2023			February 28, 2023
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	62		28%	62	28%
Europe	90		30%	88	30%
Middle East and Africa	7		2%	8	3%
North America	43		23%	38	20%
South America	31		15%	29	14%
Off-lease	6	(1)	2%	14	5%
Total	239		100%	239	100%
_______________
(1)Of the 6 off-lease aircraft at August 31, 2023, we currently have 3 narrow-body aircraft that are undergoing freighter conversion which we are marketing for lease.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
The following table sets forth individual countries representing at least 10% of our Net Book Value as of August 31, 2023, and February 28, 2023:

	August 31, 2023			February 28, 2023
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States(1)	$671,246	10%	5	$—	—%	—
_______________
(1) As of February 28, 2023, the United States represented less than 10% of our Net Book Value.
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
Region	2023	2022	2023	2022
Asia and Pacific	29%	35%	30%	34%
Europe	31%	29%	30%	29%
Middle East and Africa	4%	5%	4%	5%
North America	23%	18%	23%	17%
South America	13%	13%	13%	15%

Total	100%	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended August 31,				Six Months Ended August 31,
	2023		2022		2023		2022
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	21%	4	28%	3	21%	3	23%
For the three months ended August 31, 2023, total revenue attributable to the United States and India was 13% and 11%, respectively. Total revenue attributable to the Unites States included $4.1 million from gains on sales of flight equipment for the three months ended August 31, 2023. For the six months ended August 31, 2023, total revenue attributable to the United States and India was less than 10%. For the three months ended August 31, 2022, total revenue attributable to the U.K, the United States, and India was 11%, 11%, and 10%, respectively. Total revenue attributable to the U.K. included $11.9 million of maintenance revenue resulting from the lease termination of 1 freighter aircraft. For the six months ended August 31, 2022, total revenue attributable to India was 11% and for the United States and the U.K. was less than 10%.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
Note 7. Unconsolidated Equity Method Investment
We have a joint venture with Mizuho Leasing which has 9 aircraft with a net book value of $278.5 million at August 31, 2023.

Amount
Balance at February 28, 2023	$40,505
Earnings of unconsolidated equity method investment, net of tax	862
Balance at August 31, 2023	$41,367
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At August 31, 2023				At February 28, 2023
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$922,688	38	2.36% to 7.74%	09/13/24 to 06/27/32	$761,283
Less: Debt issuance costs and discounts	(8,824)	—			(8,985)

Total secured debt financings, net of debt issuance costs and discounts	913,864	38			752,298

Unsecured Debt Financings:
5.000% Senior Notes due 2023	—		5.00%	04/01/23	500,000
4.400% Senior Notes due 2023	650,000		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	—
Unsecured Term Loans	155,000		6.90%	02/27/24	155,000
Revolving Credit Facilities	20,000		7.21%	02/28/24 to 05/24/25	20,000
Less: Debt issuance costs and discounts	(33,125)				(32,546)
Total unsecured debt financings, net of debt issuance costs and discounts	3,991,875				3,842,454
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,905,739				$4,594,752

(1)The borrowings under these financings at August 31, 2023 have a weighted-average fixed rate of interest of 5.46%.
Secured Debt Financings:
Term Financings
During the six months ended August 31, 2023, we borrowed the remaining $168.7 million available under our full recourse secured financing facility entered into on November 21, 2022 (the “2022 Secured Facility”). The total amount borrowed under the 2022 Secured Facility was $447.7 million in relation to 17 owned aircraft. The 2022 Secured Facility

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
bears interest at a floating rate under the Term SOFR (as defined in the credit agreement governing the 2022 Secured Facility) plus 2.35% per annum and matures on November 21, 2029.
Unsecured Debt Financings:
5.000% Senior Notes due 2023
We repaid the $500.0 million aggregate principal amount of our 5.000% Senior Notes due 2023 at their final stated maturity date in April 2023.
6.500% Senior Notes due 2028
On July 18, 2023, the Company issued $650.0 million aggregate principal amount of 6.500% Senior Notes due 2028 (the “6.500% Senior Notes due 2028”) at an issue price of 99.815%. The 6.500% Senior Notes due 2028 will mature on July 18, 2028, and bear interest at a rate of 6.50% per annum, payable semi-annually on January 18 and July 18 of each year, commencing on January 18, 2024. Interest accrues on the 6.500% Senior Notes due 2028 from July 18, 2023.
4.400% Senior Notes due 2023
We repaid the $650.0 million aggregate principal amount of our 4.400% Senior Notes due 2023 at their final stated maturity date in September 2023.
Revolving Credit Facilities
One of our unsecured revolving credit facilities was expanded from $245.0 million to $375.0 million during the three months ended August 31, 2023. The revolving credit facility matures on May 24, 2025.
As of August 31, 2023, we had $20.0 million outstanding under our revolving credit facilities and had $1.9 billion available for borrowing.
As of August 31, 2023, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders' Equity
Issuance of Common Shares
On July 5, 2023, the Company entered into a Subscription Agreement with its Shareholders, pursuant to which the Company has agreed to make a pro rata issuance of the Company’s common shares, $0.01 par value per share (the “Shares”), for an aggregate purchase price of up to $500.0 million. The Shares will be issued in two tranches, with 1,516 Shares issued under the first tranche on July 18, 2023, for an aggregate purchase price of $200.0 million. The issuance of the second tranche, which is subject to both the approval of the Company’s Board of Directors and shareholders, is expected to occur during the Company’s first fiscal quarter of 2024 for an aggregate purchase price of up to $300.0 million. The number of Shares and the subscription price per share are to be determined and agreed to by the parties at the time of issuance. The Shares will rank pari passu in all respects with other common shares of the Company. The Company has used and intends to continue to use the net proceeds from the issuance of Shares for general corporate purposes.
Preference Share Dividends
On March 15, 2023, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was approved by the Company’s Board of Directors on January 10, 2023, and accrued as of February 28, 2023.
On September 15, 2023, the Company paid a semi-annual dividend in the amount of $10.5 million for its Preference Shares, which was approved by the Company’s Board of Directors on July 11, 2023, and accrued as of August 31, 2023.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.1 million and $1.2 million during the three months ended August 31, 2023 and 2022, respectively, and $4.1 million and $2.6 million during the six months ended August 31, 2023 and 2022, respectively, whereby our Shareholders provide certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $0.7 million and $1.6 million during the three months ended August 31, 2023 and 2022, respectively, and $1.1 million and $3.3 million during the six months ended August 31, 2023 and 2022, respectively.
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
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three and six months ended August 31, 2023 and 2022 were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
U.S. operations	$6,588	$4,790	$10,870	$10,126
Non-U.S. operations	(6,625)	(18,217)	25,817	(13,053)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	$(37)	$(13,427)	$36,687	$(2,927)
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
We recognized an income tax provision of $9.3 million for the six months ended August 31, 2023, as compared to an income tax benefit of $0.7 million for the six months ended August 31, 2022. Our effective tax rate was 25.2% for each of the six months ended August 31, 2023 and 2022. The increase is primarily attributable to profits generated during the six months ended August 31, 2023, and the mix of such profits in taxable and non-taxable jurisdictions. The six months ended August 31, 2023, included gains on the sale of aircraft, which were recorded in a low tax jurisdiction. The six months ended August 31, 2022, included net non-cash impairment charges, which were recorded in a low tax jurisdiction.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Interest on borrowings and other liabilities	$58,133	$48,392	$114,005	$95,633
Amortization of deferred financing fees and debt discount	4,290	3,498	8,321	7,095
Interest expense	62,423	51,890	122,326	102,728
Less: Interest income	(4,736)	(748)	(7,028)	(1,007)
Less: Capitalized interest	(652)	(555)	(1,372)	(840)

Interest, net	$57,035	$50,587	$113,926	$100,881
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $0.6 million and $0.4 million, and $1.3 million and $0.9 million for the three and six months ended August 31, 2023 and 2022, respectively.
As of August 31, 2023, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$1,368
2025	2,944
2026	2,790
2027	2,728
2028	2,760
Thereafter	17,681
Total	$30,271
At August 31, 2023, we had commitments to acquire 12 aircraft for $402.4 million.
At August 31, 2023, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$131,307
2025	173,169
2026	97,877
2027	—
2028	—
Thereafter	—
Total	$402,353

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2023
Note 14. Other Assets
Other assets consisted of the following as of August 31, 2023, and February 28, 2023:

	August 31, 2023	February 28, 2023
Deferred income tax asset	$268	$304
Lease incentives and premiums, net of accumulated amortization of $84,863 and $77,722, respectively	34,342	54,208
Flight equipment held for sale	24,902	59,370
Aircraft purchase deposits and Embraer E-2 progress payments	40,382	43,494
Right-of-use asset(1)	16,721	16,930
Deferred rent receivable	32,353	35,631
Investments, at fair value	10,786	10,819
Other assets	159,097	125,574
Total other assets	$318,851	$346,330
______________
(1)Net of lease incentives and tenant allowances.
Note 15. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of August 31, 2023, and February 28, 2023:

	August 31, 2023	February 28, 2023
Accounts payable, accrued expenses and other liabilities	$64,237	$60,225
Deferred income tax liability	86,133	79,990
Accrued interest payable	38,355	42,752
Lease liability	19,998	19,951
Lease discounts, net of amortization of $45,183 and $45,586, respectively	3,087	3,555

Total accounts payable, accrued expenses and other liabilities	$211,810	$206,473

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. During the six months ended August 31, 2023, we purchased 8 aircraft and sold 10 aircraft and other flight equipment. As of August 31, 2023, we owned and managed on behalf of our joint venture 248 aircraft leased to 74 airline customers located in 43 countries. As of August 31, 2023, the Net Book Value of our fleet was $6.8 billion. The weighted average age of our fleet was 9.7 years, and the weighted average remaining lease term was 5.2 years. As of August 31, 2023, we had commitments to acquire 12 aircraft for $402.4 million, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $386.4 million, $28.3 million and $343.1 million, respectively, for the six months ended August 31, 2023. Cash flow provided by operating activities was $186.4 million for the six months ended August 31, 2023. Our leadership team and other senior professionals have extensive industry and financial experience, including managing through downturns in the aviation industry.
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
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of October 6, 2023, total liquidity of $2.8 billion includes $1.9 billion of undrawn facilities, $0.5 billion of projected adjusted operating cash flow and contracted asset sales, $0.3 billion of equity commitments and $0.1 billion of unrestricted cash through October 1, 2024.
Fiscal Year 2023 Lease Expirations and Lease Placements
As of October 6, 2023, we had 3 off-lease aircraft and 8 aircraft with leases expiring in fiscal year 2023, which combined account for 3% of our Net Book Value at August 31, 2023, still to be placed or sold.
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2024 to 2027, representing the percentage of our Net Book Value as of August 31, 2023, specified below:
•2024: 35 aircraft, representing 12%;
•2025: 27 aircraft, representing 11%;
•2026: 24 aircraft, representing 8%; and
•2027: 28 aircraft, representing 12%.

Acquisitions and Sales
During the six months ended August 31, 2023, we acquired 8 aircraft for $341.7 million. As of August 31, 2023, we had commitments to acquire 12 aircraft for $402.4 million, with delivery through the second quarter of 2025, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of October 6, 2023, we have acquired 2 additional aircraft and have commitments to acquire 12 aircraft for $400.2 million.
During the six months ended August 31, 2023, we sold 10 aircraft and other flight equipment for net proceeds of $126.0 million and recognized a net gain on sale of $14.3 million for these aircraft. As of October 6, 2023, we have sold 1 additional aircraft.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.3 billion in equity capital from private and public investors. We also raised $20.7 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of August 31, 2023 and 2022:

Owned Aircraft	As of August 31, 2023	As of August 31, 2022
	(Dollars in millions)
Net Book Value of Flight Equipment	$6,751	$6,493
Net Book Value of Unencumbered Flight Equipment	$5,208	$5,447
Number of Aircraft	239	243
Number of Unencumbered Aircraft	201	212
Number of Lessees	73	74
Number of Countries	43	45
Weighted Average Age (Years)(1)	9.7	10.3
Weighted Average Remaining Lease Term (Years)(1)	5.2	5.0
Weighted Average Fleet Utilization during the three months ended August 31, 2023 and 2022(2)	98.3%	94.9%
Weighted Average Fleet Utilization during the six months ended August 31, 2023 and 2022(2)	97.4%	94.8%
Portfolio Yield for the three months ended August 31, 2023 and 2022(3)	9.1%	9.2%
Portfolio Yield for the six months ended August 31, 2023 and 2022(3)	9.0%	9.2%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$278	$292
Number of Aircraft	9	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percent of total days in period weighted by Net Book Value (excludes aircraft undergoing freighter conversion).
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of August 31, 2023			Owned Aircraft as of August 31, 2022
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	50		32%	31	21%
Narrow-body - current technology	168		54%	186	61%
Wide-body - current technology	17		12%	21	15%

Total Passenger	235		98%	238	97%
Freighter - current technology	4		2%	5	3%
Total	239		100%	243	100%

Manufacturer
Airbus	153		65%	159	66%
Boeing	67		27%	72	29%
Embraer	19		8%	12	5%
Total	239		100%	243	100%

Regional Diversification
Asia and Pacific	62		28%	65	29%
Europe	90		30%	90	29%
Middle East and Africa	7		2%	10	4%
North America	43		23%	37	19%
South America	31		15%	26	13%
Off-lease	6	(2)	2%	15	6%

Total	239		100%	243	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the 6 off-lease aircraft at August 31, 2023, we currently have 3 narrow-body aircraft that are undergoing freighter conversion which we are marketing for lease.

The top ten customers for our owned aircraft at August 31, 2023 were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	8.7%	13
LATAM	Chile	6.8%	13
KLM	Netherlands	5.4%	11
Lion Air(1)	Indonesia	4.5%	10
Viva Aerobus	Mexico	4.1%	7
American Airlines	United States	3.6%	9
Aerolineas Argentinas	Argentina	3.3%	6
Volaris	Mexico	3.2%	6
Air Canada	Canada	3.2%	5
Frontier Airlines	United States	2.8%	4
Total top ten customers		45.6%	84
All other customers		54.4%	155
Total all customers		100.0%	239

(1) Includes 4 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Comparison of the three months ended August 31, 2023, to the three months ended August 31, 2022:

	Three Months Ended August 31,
	2023	2022
	(Dollars in thousands)
Revenues:
Lease rental revenue	$150,351	$146,508
Direct financing and sales-type lease revenue	5,085	2,265
Amortization of lease premiums, discounts and incentives	(7,124)	(5,518)
Maintenance revenue	15,046	20,114
Total lease revenue	163,358	163,369
Gain on sale of flight equipment	4,453	10,049
Other revenue	145	161
Total revenues	167,956	173,579
Operating expenses:
Depreciation	86,328	82,106
Interest, net	57,035	50,587
Selling, general and administrative	18,882	17,393
Provision for credit losses	(834)	109
Impairment of flight equipment	1,100	33,671
Maintenance and other costs	8,854	5,212
Total operating expenses	171,365	189,078

Other income:
Other	3,372	2,072
Total other income	3,372	2,072

Loss from continuing operations before income taxes and earnings of unconsolidated equity method investment	(37)	(13,427)
Income tax benefit	(5,099)	(4,068)
Earnings of unconsolidated equity method investment, net of tax	456	666

Net income (loss)	$5,518	$(8,693)
Revenues
Total revenues decreased $5.6 million, attributable to:
Lease rental revenue increased $3.8 million, primarily attributable to an increase of $21.9 million related to 29 aircraft purchased since June 1, 2022.
This was partially offset by:
•a $9.8 million decrease due to lease extensions, amendments, transitions and other changes;
•a $5.5 million decrease related to the sale of 13 aircraft since June 1, 2022; and
•a $2.8 million decrease related to aircraft lease terminations.
Direct financing and sales-type lease revenue increased $2.8 million, primarily related to the reclassification of 10 aircraft to sales-type leases, partially offset by the sale of 7 aircraft since June 1, 2022.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended August 31,
	2023	2022
	(Dollars in thousands)
Amortization of lease premiums	$(2,795)	$(2,723)
Amortization of lease discounts	223	126
Amortization of lease incentives	(4,552)	(2,921)

Amortization of lease premiums, discounts and incentives	$(7,124)	$(5,518)

The amortization of lease incentives increased $1.6 million, primarily due to the transition of aircraft to new lessees.
Maintenance revenue. For the three months ended August 31, 2023, we recorded $15.0 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled lease expirations.
For the three months ended August 31, 2022, we recorded $20.1 million of maintenance revenue, comprised primarily of $7.5 million related to the scheduled lease expirations of 2 narrow-body aircraft and $11.9 million related to the early lease termination of 1 freighter aircraft as a result of a new wave of sanctions against Russia in the United Kingdom (“U.K.”).
Gain on sale of flight equipment. During the three months ended August 31, 2023, we sold 6 aircraft and other flight equipment for gains totaling $4.5 million. We sold 5 aircraft during the three months ended August 31, 2022, for gains totaling $10.0 million.
Operating expenses
Total operating expenses decreased $17.7 million, attributable to:
Depreciation expense increased $4.2 million primarily attributable to an increase of $9.6 million related to 29 aircraft acquired since June 1, 2022, partially offset by a decrease of $5.5 million related to 20 aircraft sold since June 1, 2022.
Interest, net increased $6.4 million due to a higher average cost of borrowing and higher weighted average debt outstanding of $247.7 million.
Selling, general and administrative expenses increased $1.5 million, primarily due to an increase in personnel costs and ongoing Russian litigation expenses.
Impairment of aircraft. We recorded an impairment charge of $1.1 million during the three months ended August 31, 2023.
During the three months ended August 31, 2022, the Company wrote off the remaining book value of 1 freighter aircraft in Russia that had not been returned to us, totaling $27.5 million.
The Company also recorded impairment charges totaling $6.2 million related to the scheduled lease expiration of 1 narrow-body aircraft and other flight equipment during the three months ended August 31, 2022. The Company recognized $6.1 million of maintenance revenue for this 1 aircraft.
Maintenance and other costs increased $3.6 million, primarily attributable to higher aircraft insurance premiums and higher costs due to the timing of transition of aircraft to new lessees. Higher transition costs are largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.
Other income
Total other income was $3.4 million and $2.1 million for the three months ended August 31, 2023 and 2022, respectively, and primarily consists of cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.

Income tax benefit
Income tax benefit. Our income tax benefit was $5.1 million and $4.1 million for the three months ended August 31, 2023 and 2022, respectively. The increase in the tax benefit is attributable to changes in the mix of pre-tax losses in taxable and non-taxable jurisdictions. The three months ended August 31, 2022, included certain net non-cash impairment charges, which were recorded in a low tax jurisdiction.
Results of Operations for the six months ended August 31, 2023, as compared to the six months ended August 31, 2022:

	Six Months Ended August 31,
	2023	2022
	(Dollars in thousands)
Revenues:
Lease rental revenue	$297,086	$290,652
Direct financing and sales-type lease revenue	6,158	4,863
Amortization of lease premiums, discounts and incentives	(14,331)	(10,906)
Maintenance revenue	49,566	47,213
Total lease revenue	338,479	331,822
Gain on sale of flight equipment	47,047	13,736
Other revenue	921	3,585
Total revenues	386,447	349,143
Operating expenses:
Depreciation	175,117	163,424
Interest, net	113,926	100,881
Selling, general and administrative	39,717	37,309
Provision for credit losses	6,125	689
Impairment of flight equipment	2,197	38,099
Maintenance and other costs	17,387	13,277
Total operating expenses	354,469	353,679

Other income (expense):
Loss on extinguishment of debt	—	(463)
Other	4,709	2,072
Total other income	4,709	1,609

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	36,687	(2,927)
Income tax provision (benefit)	9,261	(739)
Earnings of unconsolidated equity method investment, net of tax	862	1,177
Net income (loss)	$28,288	$(1,011)
Revenues
Total revenues increased $37.3 million, attributable to:
Lease rental revenue increased $6.4 million, primarily attributable to an increase of $44.7 million related to 30 aircraft purchased since March 1, 2022.
This was partially offset by:
•an $18.4 million decrease due to lease extensions, amendments, transitions and other changes;
•an $11.5 million decrease related to the sale of 16 aircraft since March 1, 2022; and
•an $8.4 million decrease related to lease terminations.

Direct financing and sales-type lease revenue increased $1.3 million, primarily related to the reclassification of 10 aircraft to sales-type leases, partially offset by the sale of 9 aircraft since March 1, 2022.
Amortization of lease premiums, discounts and lease incentives:

	Six Months Ended August 31,
	2023	2022
	(Dollars in thousands)
Amortization of lease premiums	$(5,782)	$(5,278)
Amortization of lease discounts	467	255
Amortization of lease incentives	(9,016)	(5,883)

Amortization of lease premiums, discounts and incentives	$(14,331)	$(10,906)
The amortization of lease incentives increased $3.1 million, due to the transition of aircraft to new lessees.
Maintenance revenue. For the six months ended August 31, 2023, we recorded $49.6 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled lease expirations.
For the six months ended August 31, 2022, we recorded $47.2 million of maintenance revenue, of which $23.9 million related to payments received on maintenance letters of credit for our former Russian lessees and $11.9 million related to the early termination of 1 freighter aircraft as a result of a new wave of sanctions against Russia in the U.K. We also recorded maintenance revenue of $9.6 million related to scheduled lease expirations.
Gain on sale of flight equipment. During the six months ended August 31, 2023, we sold 10 aircraft and other flight equipment for gains totaling $14.3 million. We sold 9 aircraft during the six months ended August 31, 2022, for gains totaling $13.7 million.
We also recognized selling profit totaling $32.7 million related to the reclassification of 10 aircraft from operating leases to sales-type leases during the six months ended August 31, 2023 – see Note 5 in the Notes to Unaudited Consolidated Financial Statements.
Other revenue. During the six months ended August 31, 2022, we received $1.5 million of payments on general security letters of credit for aircraft that were previously leased to Russian airlines and $1.8 million of security deposits retained by us in connection with an aircraft lease amendment. We collected the remaining general security letters of credit totaling $0.6 million during the six months ended August 31, 2023.
Operating expenses
Total operating expenses increased $0.8 million, attributable to:
Depreciation expense increased $11.7 million, primarily attributable to an increase of $20.0 million related to 30 aircraft acquired since March 1, 2022, partially offset by a decrease of $11.1 million resulting from 20 aircraft sold since March 1, 2022.
Interest, net increased $13.0 million due to a higher average cost of borrowing and higher weighted average debt outstanding of $201.1 million.
Selling, general and administrative expenses increased $2.4 million, primarily due to an increase in personnel costs and ongoing Russian litigation expenses.
Provision for credit losses increased $5.4 million, primarily related to an allowance for credit losses of $6.2 million recorded during the six months ended August 31, 2023, resulting from the reclassification of 10 aircraft from operating leases to sales-type leases – see Note 5 in the Notes to Unaudited Consolidated Financial Statements.
Impairment of aircraft. We recorded impairment charges of $2.2 million during the six months ended August 31, 2023.
During the six months ended August 31, 2022, the Company wrote off the remaining book value of 8 narrow-body and 1 freighter aircraft in Russia, that had not been returned to us, totaling $31.9 million. The Company recognized $9.5 million of maintenance and other revenue for these 9 aircraft related to payments received on maintenance and general security letters of credit.
The Company also recorded impairment charges totaling $6.2 million related to the scheduled lease expiration of 1 narrow-body aircraft and other flight equipment during the six months ended August 31, 2022. The Company recognized $6.1 million of maintenance revenue for this 1 aircraft.
Maintenance and other costs increased $4.1 million, primarily attributable to higher aircraft insurance premiums and higher costs due to the timing of transition of aircraft to new lessees. Higher transition costs are largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.
Other income (expense)
Total other income increased by $3.1 million, primarily consisting of cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.
Income tax provision (benefit)
Income tax provision (benefit). We recognized an income tax provision of $9.3 million for the six months ended August 31, 2023, as compared to an income tax benefit of $0.7 million for the six months ended August 31, 2022. Our effective tax rate was 25.2% for each of the six months ended August 31, 2023 and 2022. The increase is primarily attributable to profits generated during the six months ended August 31, 2023, and the mix of such profits in taxable and non-taxable jurisdictions. The six months ended August 31, 2023, included gains on the sale of aircraft, which were recorded in a low tax jurisdiction. The six months ended August 31, 2022, included net non-cash impairment charges, which were recorded in a low tax jurisdiction.
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
•asset sales; and
•issuance of common and preference shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the six months ended August 31, 2023, we met our liquidity and capital resource needs with $186.4 million of cash flows from operations and $126.0 million of proceeds from the sale of aircraft and other flight equipment.
As of August 31, 2023, the weighted-average maturity of our secured and unsecured debt financings was 2.7 years, and we were in compliance with all applicable covenants.
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of October 6, 2023, total liquidity of $2.8 billion includes $1.9 billion of undrawn facilities, $0.5 billion of projected adjusted operating cash flow and contracted asset sales, $0.3 billion of equity commitments and $0.1 billion of unrestricted cash through October 1, 2024. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Six Months Ended August 31,
	2023	2022
	(Dollars in thousands)
Net cash flow provided by operating activities	$186,415	$215,616
Net cash flow used in investing activities	(250,512)	(195,405)
Net cash flow provided by financing activities	558,664	56,470
Operating Activities:
Cash flow provided by operating activities was $186.4 million and $215.6 million for the six months ended August 31, 2023 and 2022, respectively.
The six months ended August 31, 2022, included $25.4 million of payments received on maintenance and general security letters of credit for our former Russian lessees, as well as additional customer collections related to the repayment of lease deferrals and other outstanding receivables. Excluding the impact of these letters of credit, cash provided by operating activities decreased slightly, primarily due to higher interest costs on our debt financings.
Investing Activities:
Cash flow used in investing activities was $250.5 million and $195.4 million for the six months ended August 31, 2023 and 2022, respectively. The increase of $55.1 million was primarily attributable to lower proceeds from the sale of aircraft and other flight equipment of $45.1 million during the six months ended August 31, 2023.
Financing Activities:
Cash flow provided by financing activities was $558.7 million and $56.5 million for the six months ended August 31, 2023 and 2022, respectively. The net increase of $502.2 million was primarily attributable to an increase of $293.6 million in proceeds from secured and unsecured financings, net of repayments, as well as $200.0 million in proceeds from the issuance of our common stock.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $6.1 billion at August 31, 2023 from $6.0 billion at February 28, 2023, due to higher outstanding debt and the related interest thereon, partially offset by lower aircraft purchase commitments.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended August 31, 2023 and 2022, we incurred a total of $44.3 million and $49.4 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of August 31, 2023, the weighted average age by Net Book Value of our aircraft was approximately 9.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement.
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
Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to Unaudited Consolidated Financial Statements.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of August 31, 2023, the net book value of its 9 aircraft was $278.5 million.
Foreign Currency Risk and Foreign Operations
At August 31, 2023, more than 99% of our leases were payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended August 31, 2023, expenses, such as personnel and office costs, denominated in currencies other than the U.S. dollar totaled $10.8 million in U.S. dollar equivalents and represented 27% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended August 31, 2023 and 2022, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended August 31, 2023 and 2022:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022

Net income (loss)	$5,518	$(8,693)	$28,288	$(1,011)
Depreciation	86,328	82,106	175,117	163,424
Amortization of lease premiums, discounts and incentives	7,124	5,518	14,331	10,906
Interest, net	57,035	50,587	113,926	100,881
Income tax provision (benefit)	(5,099)	(4,068)	9,261	(739)
EBITDA	150,906	125,450	340,923	273,461
Adjustments:
Impairment of flight equipment	1,100	33,671	2,197	38,099
Loss on extinguishment of debt	—	—	—	463

Adjusted EBITDA	$152,006	$159,121	$343,120	$312,023
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating-rate debt obligations. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as SOFR or an alternative reference rate. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or cash flow from our securities.
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
As of August 31, 2023, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.2 million and $4.2 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2023. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

4.4
Sixth Supplemental Indenture, dated as of September 25, 2018, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2018).

4.5
Seventh Supplemental Indenture, dated as of June 13, 2019, between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2019).

4.6
Indenture, dated as of August 11, 2020, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2020).

4.7
Indenture, dated as of January 26, 2021, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

4.8
Deposit Agreement, dated June 8, 2021, among Aircastle Limited, Computer share Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.9
Indenture, dated as of July 18, 2023, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2023).

10.1
Subscription Agreement, dated July 5, 2023, by and among Aircastle Limited, MM Air Ltd. And Marubeni Aviation Holdings Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2023 and February 28, 2023; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended August 31, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 31, 2023 and 2022; and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 11, 2023

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer