Form 10-Q
period 2023-11-30
Aircastle LTD
filed 2024-01-11
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of January 5, 2024, there were 15,564 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	November 30, 2023	February 28, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$105,832	$231,861
Accounts receivable	13,012	12,855
Flight equipment held for lease, net	6,588,340	6,567,606
Net investment in leases, net	248,842	67,694
Unconsolidated equity method investment	42,292	40,505
Other assets	300,204	346,330

Total assets	$7,298,522	$7,266,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$894,913	$752,298
Borrowings from unsecured financings, net	3,455,505	3,842,454
Accounts payable, accrued expenses and other liabilities	219,547	206,473
Lease rentals received in advance	56,710	66,816
Security deposits	64,606	61,734
Maintenance payments	492,350	465,618
Total liabilities	5,183,631	5,395,393

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at November 30, 2023 and February 28, 2023	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 15,564 and 14,048 shares issued and outstanding at November 30, 2023 and February 28, 2023, respectively	—	—
Additional paid-in capital	2,078,774	1,878,774
Retained earnings (accumulated deficit)	36,117	(7,316)
Total shareholders’ equity	2,114,891	1,871,458
Total liabilities and shareholders’ equity	$7,298,522	$7,266,851
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Revenues:
Lease rental revenue	$156,820	$142,336	$453,906	$432,988
Direct financing and sales-type lease revenue	4,835	2,087	10,993	6,950
Amortization of lease premiums, discounts and incentives	(2,641)	(3,763)	(16,972)	(14,669)
Maintenance revenue	58,657	56,574	108,223	103,787
Total lease revenue	217,671	197,234	556,150	529,056
Gain on sale or disposition of flight equipment	20,193	53,473	67,240	67,209
Other revenue	882	6,809	1,803	10,394
Total revenues	238,746	257,516	625,193	606,659

Operating expenses:
Depreciation	86,647	82,872	261,764	246,296
Interest, net	57,037	50,757	170,963	151,638
Selling, general and administrative	18,500	17,999	58,217	55,358
Provision for credit losses	5,280	854	11,405	1,543
Impairment of flight equipment	34,959	29,880	37,156	67,979
Maintenance and other costs	7,107	3,783	24,494	17,010
Total operating expenses	209,530	186,145	563,999	539,824

Other income (expense):
Loss on extinguishment of debt	—	—	—	(463)
Other	1,529	1,201	6,238	3,273
Total other income	1,529	1,201	6,238	2,810

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	30,745	72,572	67,432	69,645
Income tax provision	6,025	23,071	15,286	22,332
Earnings of unconsolidated equity method investment, net of tax	925	603	1,787	1,780

Net income	$25,645	$50,104	$53,933	$49,093

Preference share dividends	—	—	(10,500)	(10,500)

Net income available to common shareholders	$25,645	$50,104	$43,433	$38,593

Total comprehensive income available to common shareholders	$25,645	$50,104	$43,433	$38,593
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2023	2022
Cash flows from operating activities:
Net income	$53,933	$49,093
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	261,764	246,296
Amortization of deferred financing costs	12,611	10,612
Amortization of lease premiums, discounts and incentives	16,972	14,669
Deferred income taxes	11,082	13,227
Collections on net investment in leases	1,565	5,444
Security deposits and maintenance payments included in earnings	(37,654)	(35,437)
Gain on sale or disposition of flight equipment	(67,240)	(67,209)
Loss on extinguishment of debt	—	463
Impairment of flight equipment	37,156	67,979
Provision for credit losses	11,405	1,543
Other	(1,769)	(1,778)
Changes in certain assets and liabilities:
Accounts receivable	504	11,368
Other assets	(16,164)	2,223
Accounts payable, accrued expenses and other liabilities	8,351	8,947
Lease rentals received in advance	16,551	16,091

Net cash and cash equivalents provided by operating activities	309,067	343,531
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(669,597)	(688,722)
Proceeds from sale of flight equipment	198,816	334,164
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	3,126	7,765
Other	(5,548)	1,500
Net cash and cash equivalents used in investing activities	(473,203)	(345,293)
Cash flows from financing activities:
Proceeds from issuance of common shares	200,000	—
Proceeds from secured and unsecured debt financings	1,383,709	139,800
Repayments of secured and unsecured debt financings	(1,632,983)	(163,543)
Debt extinguishment costs	—	(291)
Deferred financing costs	(7,673)	(8,674)
Security deposits and maintenance payments received	130,068	110,675
Security deposits and maintenance payments returned	(14,014)	(17,679)
Dividends paid	(21,000)	(21,000)
Net cash and cash equivalents provided by financing activities	38,107	39,288
Net (decrease) increase in cash and cash equivalents:	(126,029)	37,526
Cash and cash equivalents at beginning of period	231,861	170,682

Cash and cash equivalents at end of period	$105,832	$208,208
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$158,730	$138,999
Cash paid for income taxes	$4,142	$4,602
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$13,414	$4,005
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$54,335	$18,672
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$184,236	$1,695
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Net income	—	—	—	—	—	22,770	22,770
Balance, May 31, 2023	14,048	$—	400	$—	$1,878,774	$15,454	$1,894,228
Issuance of common shares	1,516	—	—	—	200,000	—	200,000
Net income	—	—	—	—	—	5,518	5,518
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2023	15,564	$—	400	$—	$2,078,774	$10,472	$2,089,246
Net income	—	—	—	—	—	25,645	25,645
Balance, November 30, 2023	15,564	$—	400	$—	$2,078,774	$36,117	$2,114,891

	Common Shares		Preference Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Net income	—	—	—	—	—	7,682	7,682
Balance, May 31, 2022	14,048	$—	400	$—	$1,878,774	$(41,393)	$1,837,381
Net loss	—	—	—	—	—	(8,693)	(8,693)
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)

Balance, August 31, 2022	14,048	$—	400	$—	$1,878,774	$(60,586)	$1,818,188
Net income	—	—	—	—	—	50,104	50,104
Balance, November 30, 2022	14,048	$—	400	$—	$1,878,774	$(10,482)	$1,868,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023

Note 1. Summary of Significant Accounting Policies
Organization
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda company that was incorporated on October 29, 2004, under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business consists of acquiring, leasing, managing and selling commercial jet aircraft.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of November 30, 2023, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Risk and Uncertainties
In the normal course of business, Aircastle encounters several significant types of economic risk, including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations to Aircastle. Market risk reflects the change in the value of financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of early lease terminations and depress lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt facilities.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASC 848”). ASC 848 provides temporary optional expedients and exceptions to certain U.S. GAAP contract modification requirements for contracts affected by reference rate reform as entities transition away from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in ASC 848.
The ICE Benchmark Administration Limited, LIBOR’s administrator, has ceased publishing all LIBOR settings, including the Overnight, 1-month, 3-month, 6-month, and 12-month USD LIBOR U.S. dollar settings. Effective March 1, 2023, we adopted ASC 848 and commenced the transition of our LIBOR-based contracts to the Secured Overnight Financing Rate (“SOFR” or “Term SOFR”). As of November 30, 2023, we had no aircraft leases or debt financings for which the associated lease rental revenue or interest expense used LIBOR as the applicable reference rate. The adoption of ASC 848 did not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASC 740”). ASC 740 enhances the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires disclosure of specific categories in the rate reconciliation, using both percentages and reporting currency amounts, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and individual jurisdictions. We are currently evaluating the standard, however, it is not expected to have a material impact on our consolidated financial statements.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of November 30, 2023, and February 28, 2023, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023

		Fair Value Measurements at November 30, 2023 Using Fair Value Hierarchy
	Fair Value as of November 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$105,832	$105,832	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,492	2,048	—	3,444	Market/Income

Total investments, at fair value	$10,521	$2,048	$—	$8,473

		Fair Value Measurements at February 28, 2023 Using Fair Value Hierarchy
	Fair Value as of February 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$231,861	$231,861	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,790	2,346	—	3,444	Market/Income

Total investments, at fair value	$10,819	$2,346	$—	$8,473
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
For the three and nine months ended November 30, 2023, we had no transfers into or out of Level 3.
Assets Measured at Fair Value on a Non-recurring Basis
We measure the fair value of certain assets and liabilities on a non-recurring basis when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated joint venture.
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
November 30, 2023
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
The fair value of our investments, which consist of debt and equity securities, have been valued using either quoted market prices to the extent such securities are traded in an active market (Level 1), or using the income approach for those securities where there is no active market or there is limited market data (Level 3). The fair value of our senior notes is estimated using quoted market prices (Level 1), whereas all our other financings are valued using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).
The carrying amounts and fair values of our financial instruments at November 30, 2023, and February 28, 2023 were as follows:

	November 30, 2023		February 28, 2023

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$10,521	$10,521	$10,819	$10,819
Other investments, net(2)	5,079	5,079	—	—

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$130,000	$130,000	$20,000	$20,000
Unsecured Term Loan	155,000	155,000	155,000	151,449
Term Financings	903,212	903,182	761,283	739,804
Senior Notes	3,200,000	3,056,270	3,700,000	3,524,563
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
(2)As of November 30, 2023, we had a $3.2 million allowance for credit losses on certain investments in debt securities that are carried at amortized cost – see Note 15.
Aircraft Valuation
Impairment of Flight Equipment
During the three and nine months ended November 30, 2023, the Company recorded impairment charges totaling $35.0 million and $37.2 million, respectively.
Of the total impairment charges, $25.5 million were transactional impairments related to scheduled aircraft lease expirations and engine redeliveries during the three months ended November 30, 2023. The Company recognized $37.7 million of maintenance revenue for these aircraft and engines. We also recorded impairments of $9.5 million resulting from the completion of our annual fleet review during the three months ended November 30, 2023.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the three months ended November 30, 2023. As a result of our annual fleet review, we recorded impairments of $9.5 million related to 3 narrow-body aircraft, as well as 1 spare engine.
Additional customer and aircraft specific recoverability assessments are also performed whenever indicators suggest the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, a significant change in an aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production, or a significant airworthiness directive is issued. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings or restructurings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
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
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings or similar-type proceedings or restructurings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the nine months ended November 30, 2023:

Amount
Balance at February 28, 2023	$6,567,606
Additions	668,028
Depreciation	(261,073)
Disposals and transfers to net investment in leases and held for sale	(350,165)
Impairments	(36,056)

Balance at November 30, 2023	$6,588,340

Accumulated depreciation as of November 30, 2023	$2,302,697

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at November 30, 2023 were as follows:

Year Ending February 28/29,	Amount(1)
2024 (Remainder of fiscal year)	$151,479
2025	555,800
2026	457,573
2027	396,182
2028	321,596
Thereafter	965,887
Total	$2,848,517
_______________
(1)Reflects impact of lessee lease rental deferrals.
At November 30, 2023 and February 28, 2023, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $27.5 million and $22.4 million, respectively.
Note 5. Net Investment in Leases, Net
At November 30, 2023 and February 28, 2023, our net investment in leases consisted of 13 and 4 aircraft, respectively. The components of our net investment in leases at November 30, 2023 and February 28, 2023, were as follows:

	November 30, 2023	February 28, 2023
Lease receivable	$131,070	$31,674
Unguaranteed residual value of flight equipment	124,811	37,287
Net investment leases	255,881	68,961
Allowance for credit losses	(7,039)	(1,267)
Net investment in leases, net	$248,842	$67,694
During the nine months ended November 30, 2023, 10 aircraft were reclassified from operating leases to sales-type leases. Collectability of the lease payments for these 10 aircraft, which was not deemed probable at the effective date of the related lease modifications, became probable during the nine months ended November 30, 2023. Accordingly, we derecognized the carrying amounts of the underlying aircraft and lease payments recorded by us as deposit liabilities and recognized net investments in leases. A selling profit totaling $32.7 million for these 10 aircraft was recognized as a component of gain on sale or disposition of flight equipment for the nine months ended November 30, 2023. We also recognized a provision for credit losses totaling $6.2 million for these 10 aircraft during the nine months ended November 30, 2023 – see Note 15.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
At November 30, 2023, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$6,972
2025	23,711
2026	22,884
2027	23,111
2028	23,111
Thereafter	73,548
Total lease payments to be received	173,337
Present value of lease payments - lease receivable	(131,070)
Difference between undiscounted lease payments and lease receivable	$42,267
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of November 30, 2023, and February 28, 2023, was as follows:

	November 30, 2023			February 28, 2023
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	60		27%	62	28%
Europe	88		30%	88	30%
Middle East and Africa	6		2%	8	3%
North America	44		24%	38	20%
South America	32		15%	29	14%
Off-lease	6	(1)	2%	14	5%
Total	236		100%	239	100%
_______________
(1)Of the 6 off-lease aircraft at November 30, 2023, we currently have 1 narrow-body aircraft that is undergoing freighter conversion which we are marketing for lease.
The following table sets forth individual countries representing at least 10% of our Net Book Value as of November 30, 2023, and February 28, 2023:

	November 30, 2023			February 28, 2023
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States(1)	$745,266	11%	5	$—	—%	—
_______________
(1) As of February 28, 2023, the United States represented less than 10% of our Net Book Value.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
Region	2023	2022	2023	2022
Asia and Pacific	28%	31%	29%	33%
Europe	28%	30%	30%	29%
Middle East and Africa	4%	5%	4%	5%
North America	23%	21%	23%	19%
South America	17%	13%	14%	14%

Total	100%	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2023		2022		2023		2022
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	4	27%	4	25%	3	21%	4	27%
For the three months ended November 30, 2023, South Korea and the United States each comprised 11% of total revenue. Total revenue attributable to South Korea included $21.3 million of maintenance revenue and total revenue attributable to the United States included $9.3 million from gains on sale or disposition of flight equipment. For the nine months ended November 30, 2023, no single country comprised 10% or more of total revenue.
For the three months ended November 30, 2022, total revenue attributable to the United States was 29% and included $13.7 million of maintenance revenue and $47.0 million of gains on sale or disposition of aircraft. For the nine months ended November 30, 2022, total revenue attributable to the United States was 18% and included $54.8 million of gains on sales of aircraft and $13.9 million of maintenance revenue.
Note 7. Unconsolidated Equity Method Investment
We have a joint venture with Mizuho Leasing which has 9 aircraft with a net book value of $275.1 million at November 30, 2023.

Amount
Balance at February 28, 2023	$40,505
Earnings of unconsolidated equity method investment, net of tax	1,787
Balance at November 30, 2023	$42,292

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At November 30, 2023				At February 28, 2023
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$903,212	38	2.36% to 7.73%	09/13/24 to 06/27/32	$761,283
Less: Debt issuance costs and discounts	(8,299)				(8,985)

Total secured debt financings, net of debt issuance costs and discounts	894,913				752,298

Unsecured Debt Financings:
5.000% Senior Notes due 2023	—		5.00%	04/01/23	500,000
4.400% Senior Notes due 2023	—		4.40%	09/25/23	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	—
Unsecured Term Loans	155,000		7.06%	02/27/24	155,000
Revolving Credit Facilities	130,000		6.80% to 7.38%	02/28/24 to 05/24/25	20,000
Less: Debt issuance costs and discounts	(29,495)				(32,546)
Total unsecured debt financings, net of debt issuance costs and discounts	3,455,505				3,842,454
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,350,418				$4,594,752

(1)The borrowings under these financings at November 30, 2023, have a weighted-average fixed rate of interest of 5.46%.
Secured Debt Financings
Term Financings
During the nine months ended November 30, 2023, we borrowed the remaining $168.7 million available under our full recourse secured financing facility entered into on November 21, 2022 (the “2022 Secured Facility”). The total amount borrowed under the 2022 Secured Facility was $447.7 million in relation to 17 owned aircraft. The 2022 Secured Facility bears interest at a floating rate under the Term SOFR (as defined in the credit agreement governing the 2022 Secured Facility) plus 2.35% per annum and matures on November 21, 2029.
Unsecured Debt Financings
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
November 30, 2023
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
Revolving Credit Facilities
One of our unsecured revolving credit facilities was expanded from $245.0 million to $375.0 million during the nine months ended November 30, 2023. The revolving credit facility matures on May 24, 2025. On January 9, 2024, we entered into an amendment that further expanded the size of the facility to $600.0 million and extended the maturity date to January 9, 2028. The facility bears interest at Term SOFR (as defined in the amendment to the credit agreement) plus 1.950%.
As of November 30, 2023, we had $130.0 million outstanding under our revolving credit facilities and had $1.7 billion available for borrowing.
As of November 30, 2023, we were in compliance with all applicable covenants in our financings.
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
On January 9, 2024, the Company’s Board of Directors approved a semi-annual dividend in the amount of $10.5 million for its preference shares, to be paid on March 15, 2024.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.2 million and $1.3 million during the three months ended November 30, 2023 and 2022, respectively, and $6.3 million and $3.9 million during the nine months ended November 30, 2023 and 2022, respectively, whereby our Shareholders provide certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $0.2 million and $0.4 million during the three months ended November 30, 2023 and 2022, respectively, and $1.3 million and $3.7 million during the nine months ended November 30, 2023 and 2022, respectively.
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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three and nine months ended November 30, 2023 and 2022 were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
U.S. operations	$7,518	$5,868	$18,388	$15,994
Non-U.S. operations	23,227	66,704	49,044	53,651
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$30,745	$72,572	$67,432	$69,645
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
We recognized an income tax provision of $15.3 million and $22.3 million for the nine months ended November 30, 2023 and 2022, respectively. Our effective tax rate for the nine months ended November 30, 2023 and 2022 was 22.7% and 32.1%, respectively. The decreases are primarily attributable to the mix of profits in taxable and non-taxable jurisdictions. The nine months ended November 30, 2023, included lower U.S. tax in our Irish aircraft-owning entities resulting from aircraft sales in the prior year. The nine months ended November 30, 2022, included higher income taxes related to certain intra-entity transfers of aircraft assets to Irish aircraft-owning entities.
Ireland and Bermuda Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill requires a 20% withholding tax be applied to certain payments, such as interest payments, from Irish companies to recipients in no-tax and zero-tax jurisdictions, effective April 1, 2024. The Finance Bill also requires a 25% withholding tax be applied to dividends and distributions, subject to certain exemptions, as well as introduces new interest deduction rules for a qualifying finance company. The Company is currently evaluating the impact the Finance Bill will have on its

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
operations, in particular, with respect to existing intra-entity loans, as well as on our provision for income taxes and the consolidated financial statements.
On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income, withholding and capital gains taxes will cease on February 28, 2025. The Company is currently evaluating the impact the Bermuda CIT will have on its operations, as well as on our provision for income taxes and the consolidated financial statements.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Interest on borrowings and other liabilities	$56,746	$49,436	$170,751	$145,069
Amortization of deferred financing fees and debt discount	4,290	3,517	12,611	10,612
Interest expense	61,036	52,953	183,362	155,681
Less: Interest income	(3,323)	(1,394)	(10,351)	(2,401)
Less: Capitalized interest	(676)	(802)	(2,048)	(1,642)

Interest, net	$57,037	$50,757	$170,963	$151,638
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $0.6 million and $0.5 million, and $1.8 million and $1.4 million for the three and nine months ended November 30, 2023 and 2022, respectively.
As of November 30, 2023, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$735
2025	2,957
2026	2,801
2027	2,738
2028	2,769
Thereafter	17,817
Total	$29,817
At November 30, 2023, we had commitments to acquire 12 aircraft for $402.7 million.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
At November 30, 2023, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2024 (Remainder of fiscal year)	$26,500
2025	73,934
2026	204,343
2027	97,876
2028	—
Thereafter	—
Total	$402,653
Note 14. Other Assets
Other assets consisted of the following as of November 30, 2023, and February 28, 2023:

	November 30, 2023	February 28, 2023
Deferred income tax asset	$250	$304
Lease incentives and premiums, net of accumulated amortization of $87,544 and $77,722, respectively	32,814	54,208
Flight equipment held for sale	25,148	59,370
Aircraft purchase deposits and Embraer E-2 progress payments	45,308	43,494
Right-of-use asset(1)	16,390	16,930
Deferred rent receivable, net(2)	17,535	35,631
Investments, at fair value(3)	10,521	10,819
Other investments, net(2)(3)	5,079	—
Other assets	147,159	125,574

Total other assets	$300,204	$346,330
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses as of November 30, 2023 – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, investments, and deferred rent receivables for the nine months ended November 30, 2023, was as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 28, 2023	$1,267	$—	$—	$1,267
Provision for credit losses	6,050	3,209	2,146	11,405
Write-offs	(278)	—	—	(278)

Balance at November 30, 2023	$7,039	$3,209	$2,146	$12,394
During the nine months ended November 30, 2023, we increased our credit provision for net investment in leases as a result of 10 aircraft that were reclassified from operating leases to sales-type leases – see Note 5. We also recognized a credit provision for debt securities received by us as part of an airline restructuring, as well as certain restructured receivables, during the nine months ended November 30, 2023.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2023
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of November 30, 2023, and February 28, 2023:

	November 30, 2023	February 28, 2023
Accounts payable, accrued expenses and other liabilities	$53,603	$60,225
Deferred income tax liability	91,018	79,990
Accrued interest payable	52,521	42,752
Lease liability	19,541	19,951
Lease discounts, net of amortization of $43,940 and $45,586, respectively	2,864	3,555

Total accounts payable, accrued expenses and other liabilities	$219,547	$206,473
Note 17. Subsequent Events
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
On December 26, 2023, the Company received cash settlement proceeds of approximately $43.2 million in settlement of the Company’s claims under the insurance policies of Joint Stock Company Aurora Airlines and Joint Stock Company Rossiya Airlines (collectively, the “Airlines”) in respect of 4 aircraft (collectively, the “Aircraft”) formerly on lease to the Airlines. The settlement resolves claims against the Airlines, their respective insurers, and transfers the Aircraft title to a Russian insurer. The Company is in ongoing settlement discussions for the 5 other aircraft that were not included in the insurance settlement. However, it is uncertain whether any of these discussions will result in any settlement and, if so, in what amount. Settlement proceeds, net of any related costs, will be recorded as a component of Gain on sale or disposition of flight equipment for the three months ending February 29, 2024.
The receipt of the insurance settlement proceeds serve to mitigate, in part, the Company’s losses under its aviation insurance policies. The Company reserves all rights under its C&P Policies. The collection, timing and amount of any future recoveries, including those related to insurance litigation, remain uncertain. Accordingly, at this time, the Company can give no assurance as to when or what amounts it may ultimately collect with respect to these matters.

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

OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore. Our aircraft are subject to net leases whereby the lessee is generally responsible for maintaining the aircraft and paying operational, maintenance and insurance costs. However, in many cases we are obligated to pay a specified portion of maintenance or modification costs. During the nine months ended November 30, 2023, we purchased 14 aircraft and sold 18 aircraft and other flight equipment. As of November 30, 2023, we owned and managed on behalf of our joint venture 245 aircraft leased to 73 airline customers located in 42 countries. As of November 30, 2023, the Net Book Value of our fleet was $6.8 billion. The weighted average age of our fleet was 9.4 years, and the weighted average remaining lease term was 5.3 years. As of November 30, 2023, we had commitments to acquire 12 aircraft for $402.7 million, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $625.2 million, $53.9 million and $556.1 million, respectively, for the nine months ended November 30, 2023. Cash flow provided by operating activities was $309.1 million for the nine months ended November 30, 2023. Our leadership team and other senior professionals have extensive industry and financial experience, including managing through downturns in the aviation industry.
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
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of January 5, 2024, total liquidity of $2.8 billion includes $1.8 billion of undrawn facilities, $0.6 billion of projected adjusted operating cash flow and contracted asset sales, $0.3 billion of equity commitments and $0.1 billion of unrestricted cash through January 1, 2025.
Fiscal Year 2023 Lease Expirations and Lease Placements
As of January 5, 2024, we had 1 off-lease aircraft and 3 aircraft with leases expiring in fiscal year 2023, which combined account for less than 2% of our Net Book Value at November 30, 2023, still to be placed or sold.
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2024 to 2027, representing the percentage of our Net Book Value as of November 30, 2023, specified below:
•2024: 29 aircraft, representing 9%;
•2025: 25 aircraft, representing 9%;
•2026: 25 aircraft, representing 8%; and
•2027: 26 aircraft, representing 12%.

Acquisitions and Sales
During the nine months ended November 30, 2023, we acquired 14 aircraft for $610.6 million. As of November 30, 2023, we had commitments to acquire 12 aircraft for $402.7 million, with delivery through the second quarter of 2026, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of January 5, 2024, we have acquired 1 additional aircraft and have commitments to acquire 21 aircraft for $723.2 million.
During the nine months ended November 30, 2023, we sold 18 aircraft and other flight equipment for net proceeds of $198.8 million and recognized a net gain on sale of $34.5 million for these aircraft. As of January 5, 2024, we have sold 4 additional aircraft.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.3 billion in equity capital from private and public investors, including $200.0 million received during the current year in respect of the Subscription Agreement entered into with our Shareholders – see Note 9 in the Notes to the unaudited Consolidated Financial Statements. We also raised $20.8 billion in debt capital from a variety of sources, including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, equity offerings, unsecured bond offerings, borrowings secured by our aircraft, draws under our revolving credit facilities and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of November 30, 2023 and 2022:

Owned Aircraft	As of November 30, 2023	As of November 30, 2022
	(Dollars in millions)
Net Book Value of Flight Equipment	$6,837	$6,571
Net Book Value of Unencumbered Flight Equipment	$5,438	$5,480
Number of Aircraft	236	241
Number of Unencumbered Aircraft	198	209
Number of Lessees	72	76
Number of Countries	42	46
Weighted Average Age (Years)(1)	9.4	10.0
Weighted Average Remaining Lease Term (Years)(1)	5.3	5.1
Weighted Average Fleet Utilization during the three months ended November 30, 2023 and 2022(2)	99.1%	94.4%
Weighted Average Fleet Utilization during the nine months ended November 30, 2023 and 2022(2)	97.9%	94.6%
Portfolio Yield for the three months ended November 30, 2023 and 2022(3)	9.5%	9.0%
Portfolio Yield for the nine months ended November 30, 2023 and 2022(3)	9.1%	9.1%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$275	$289
Number of Aircraft	9	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percentage of total days in period weighted by Net Book Value (excludes aircraft undergoing freighter conversion).
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percentage of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of November 30, 2023			Owned Aircraft as of November 30, 2022
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	54		35%	37	25%
Narrow-body - current technology	160		51%	181	59%
Wide-body - current technology	17		12%	20	14%

Total Passenger	231		98%	238	98%
Freighter - current technology	5		2%	3	2%
Total	236		100%	241	100%

Manufacturer
Airbus	154		66%	158	66%
Boeing	63		26%	69	28%
Embraer	19		8%	14	6%
Total	236		100%	241	100%

Regional Diversification
Asia and Pacific	60		27%	64	28%
Europe	88		30%	90	30%
Middle East and Africa	6		2%	9	3%
North America	44		24%	37	20%
South America	32		15%	28	14%
Off-lease	6	(2)	2%	13	5%

Total	236		100%	241	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the 6 off-lease aircraft at November 30, 2023, we currently have 1 narrow-body aircraft that is undergoing freighter conversion which we are marketing for lease.

The top ten customers for our owned aircraft at November 30, 2023 were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	8.5%	13
LATAM	Chile	6.7%	13
KLM	Netherlands	5.3%	11
Lion Air(1)	Indonesia	4.3%	10
Viva Aerobus	Mexico	4.0%	7
American Airlines	United States	3.9%	10
Aerolineas Argentinas	Argentina	3.8%	7
Frontier Airlines	United States	3.6%	5
Volaris	Mexico	3.2%	6
Air Canada	Canada	3.1%	5
Total top ten customers		46.4%	87
All other customers		53.6%	149
Total all customers		100.0%	236

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Comparison of the three months ended November 30, 2023, to the three months ended November 30, 2022:

	Three Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Revenues:
Lease rental revenue	$156,820	$142,336
Direct financing and sales-type lease revenue	4,835	2,087
Amortization of lease premiums, discounts and incentives	(2,641)	(3,763)
Maintenance revenue	58,657	56,574
Total lease revenue	217,671	197,234
Gain on sale or disposition of flight equipment	20,193	53,473
Other revenue	882	6,809
Total revenues	238,746	257,516
Operating expenses:
Depreciation	86,647	82,872
Interest, net	57,037	50,757
Selling, general and administrative	18,500	17,999
Provision for credit losses	5,280	854
Impairment of flight equipment	34,959	29,880
Maintenance and other costs	7,107	3,783
Total operating expenses	209,530	186,145

Other income:
Other	1,529	1,201
Total other income	1,529	1,201

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	30,745	72,572
Income tax provision	6,025	23,071
Earnings of unconsolidated equity method investment, net of tax	925	603

Net income	$25,645	$50,104
Revenues
Total revenues decreased $18.8 million, attributable to:
Lease rental revenue increased $14.5 million, primarily attributable to an increase of $21.3 million related to 28 aircraft purchased since September 1, 2022.
This was partially offset by:
•a $6.0 million decrease related to the sale of 17 aircraft since September 1, 2022; and
•a $0.8 million decrease due to lease extensions, amendments, transitions and other changes.
Direct financing and sales-type lease revenue increased $2.7 million, primarily related to the reclassification of 10 aircraft to sales-type leases, partially offset by the sale of 5 aircraft since September 1, 2022.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Amortization of lease premiums	$(2,671)	$(2,949)
Amortization of lease discounts	223	161
Amortization of lease incentives	(193)	(975)

Amortization of lease premiums, discounts and incentives	$(2,641)	$(3,763)
Maintenance revenue. For the three months ended November 30, 2023, we recorded $58.7 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries.
For the three months ended November 30, 2022, we recorded $56.6 million of maintenance revenue, comprised primarily of $17.0 million related to scheduled lease expirations and $21.8 million related to early lease terminations. We also received $17.8 million of maintenance security letters of credit for our former Russian lessees during the three months ended November 30, 2022, which we have recognized in maintenance revenue.
Gain on sale or disposition of flight equipment. During the three months ended November 30, 2023, we sold 8 aircraft and other flight equipment for gains totaling $20.2 million. We sold 8 aircraft during the three months ended November 30, 2022, for gains totaling $53.5 million, which largely related to 2 freighter aircraft and 1 wide-body aircraft that were previously leased to Russian or Russian-affiliated airlines.
Operating expenses
Total operating expenses increased $23.4 million, attributable to:
Depreciation expense increased $3.8 million primarily attributable to an increase of $8.9 million related to 28 aircraft acquired since September 1, 2022, partially offset by a decrease of $6.1 million related to 23 aircraft sold since September 1, 2022.
Interest, net increased $6.3 million due to a higher average cost of borrowing, partially offset by a lower weighted average debt outstanding of $30.9 million.
Provision for credit losses increased to $5.3 million, primarily related to a credit provision for debt securities received by us as part of an airline restructuring, as well as certain restructured receivables, during the three months ended November 30, 2023.
Impairment of aircraft. During the three months ended November 30, 2023, the Company recorded impairment charges totaling $35.0 million, of which $25.5 million were transactional impairments related to scheduled aircraft lease expirations and engine redeliveries. The Company recognized $37.7 million of maintenance revenue for these aircraft and engines.
We also recorded impairments of $9.5 million resulting from the completion of our annual fleet review during the three months ended November 30, 2023.
During the three months ended November 30, 2022, the Company recorded impairment charges totaling $29.9 million related to 2 narrow-body aircraft resulting from scheduled lease expirations and an early lease termination, as well as 1 wide-body aircraft resulting from our annual fleet review. The Company recognized $26.3 million of maintenance and lease rentals received in advance into revenue for the 2 narrow-body aircraft.
Maintenance and other costs increased $3.3 million, primarily attributable to higher aircraft insurance premiums and higher costs due to the timing of transition of aircraft to new lessees. Higher transition costs are largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.

Income tax provision
Income tax provision. Our income tax provision was $6.0 million and $23.1 million and our effective tax rate was 19.6% and 31.8% for the three months ended November 30, 2023 and 2022, respectively. The decrease in the tax provision is attributable to changes in the mix of profits in taxable and non-taxable jurisdictions. The three months ended November 30, 2022, included gains on the sale of aircraft which were recorded on a low tax jurisdiction and higher income taxes related to certain intra-entity transfers of aircraft assets to Irish aircraft-owning entities.
Results of Operations for the nine months ended November 30, 2023, as compared to the nine months ended November 30, 2022:

	Nine Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Revenues:
Lease rental revenue	$453,906	$432,988
Direct financing and sales-type lease revenue	10,993	6,950
Amortization of lease premiums, discounts and incentives	(16,972)	(14,669)
Maintenance revenue	108,223	103,787
Total lease revenue	556,150	529,056
Gain on sale or disposition of flight equipment	67,240	67,209
Other revenue	1,803	10,394
Total revenues	625,193	606,659
Operating expenses:
Depreciation	261,764	246,296
Interest, net	170,963	151,638
Selling, general and administrative	58,217	55,358
Provision for credit losses	11,405	1,543
Impairment of flight equipment	37,156	67,979
Maintenance and other costs	24,494	17,010
Total operating expenses	563,999	539,824

Other income (expense):
Loss on extinguishment of debt	—	(463)
Other	6,238	3,273
Total other income	6,238	2,810

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	67,432	69,645
Income tax provision	15,286	22,332
Earnings of unconsolidated equity method investment, net of tax	1,787	1,780
Net income	$53,933	$49,093
Revenues
Total revenues increased $18.5 million, attributable to:
Lease rental revenue increased $20.9 million, primarily attributable to an increase of $66.0 million related to 36 aircraft purchased since March 1, 2022.
This was partially offset by:
•a $19.4 million decrease related to the sale of 23 aircraft since March 1, 2022;
•a $14.2 million decrease due to lease extensions, amendments, transitions and other changes; and

•an $11.5 million decrease related to lease terminations.
Direct financing and sales-type lease revenue increased $4.0 million, primarily related to the reclassification of 10 aircraft to sales-type leases, partially offset by the sale of 9 aircraft since March 1, 2022.
Amortization of lease premiums, discounts and lease incentives:

	Nine Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Amortization of lease premiums	$(8,453)	$(8,227)
Amortization of lease discounts	691	416
Amortization of lease incentives	(9,210)	(6,858)

Amortization of lease premiums, discounts and incentives	$(16,972)	$(14,669)
The amortization of lease incentives increased $2.4 million, due to the transition of aircraft to new lessees.
Maintenance revenue. For the nine months ended November 30, 2023, we recorded $108.2 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries.
For the nine months ended November 30, 2022, we recorded $103.8 million of maintenance revenue, comprised primarily of $33.8 million related to early lease terminations and $28.2 million related to scheduled lease expirations. We also received $41.8 million of maintenance security letters of credit for our former Russian lessees during the nine months ended November 30, 2022, which we have recognized in maintenance revenue.
Gain on sale or disposition of flight equipment. During the nine months ended November 30, 2023, we sold 18 aircraft and other flight equipment for gains totaling $34.5 million. We sold 17 aircraft during the nine months ended November 30, 2022, for gains totaling $67.2 million, which largely related to 2 freighter aircraft and 1 wide-body aircraft that were previously leased to Russian or Russian-affiliated airlines.
We also recognized selling profit totaling $32.7 million related to the reclassification of 10 aircraft from operating leases to sales-type leases during the nine months ended November 30, 2023 – see Note 5 in the Notes to Unaudited Consolidated Financial Statements.
Other revenue. During the nine months ended November 30, 2022, we received $7.1 million of payments on general security letters of credit for aircraft that were previously leased to Russian airlines and $1.8 million of security deposits retained by us in connection with an aircraft lease amendment. We collected the remaining general security letters of credit totaling $0.6 million during the nine months ended November 30, 2023.
Operating expenses
Total operating expenses increased $24.2 million, attributable to:
Depreciation expense increased $15.5 million, primarily attributable to an increase of $28.9 million related to 36 aircraft acquired since March 1, 2022, partially offset by a decrease of $16.8 million resulting from 26 aircraft sold since March 1, 2022.
Interest, net increased $19.3 million due to a higher average cost of borrowing and higher weighted average debt outstanding of $115.6 million.
Selling, general and administrative expenses increased $2.9 million, primarily due to an increase in personnel costs and ongoing Russian litigation expenses.
Provision for credit losses increased $9.9 million, related to our credit provision for net investment in leases as a result of 10 aircraft that were reclassified from operating leases to sales-type leases – see Note 5 in the Notes to Unaudited Consolidated Financial Statements. We also recognized a credit provision for debt securities received by us as part of an airline restructuring, as well as certain restructured receivables, during the nine months ended November 30, 2023.

Impairment of aircraft. During the nine months ended November 30, 2023, the Company recorded impairment charges totaling $37.2 million, of which $25.5 million were transactional impairments related to scheduled aircraft lease expirations and engine redeliveries. The Company recognized $37.7 million of maintenance revenue for these aircraft and engines.
We also recognized impairments of $9.5 million resulting from the completion of our annual fleet review during the nine months ended November 30, 2023.
During the nine months ended November 30, 2022, the Company wrote off the remaining book values of 8 narrow-body and 1 freighter aircraft in Russia that had not been returned to us, totaling $31.9 million. The Company recognized $20.3 million of maintenance and other revenue for these 9 aircraft related to payments received on maintenance and general security letters of credit.
The Company also recorded impairment charges totaling $36.1 million during the nine months ended November 30, 2022, primarily related to 3 narrow-body aircraft resulting from scheduled lease expirations and an early termination, as well as 1 wide-body aircraft resulting from our annual fleet review, and recognized $33.8 million of maintenance and lease rentals received in advance into revenue for the 3 narrow-body aircraft during the nine months ended November 30, 2022.
Maintenance and other costs increased $7.5 million, primarily attributable to higher aircraft insurance premiums and higher costs due to the timing of transition of aircraft to new lessees. Higher transition costs are largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.
Other income (expense)
Total other income increased by $3.4 million, primarily consisting of cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.
Income tax provision
Income tax provision. Our income tax provision was $15.3 million and $22.3 million and our effective tax rate was 22.7% and 32.1% for the nine months ended November 30, 2023 and 2022, respectively. The decreases are primarily attributable to the mix of profits in taxable and non-taxable jurisdictions. The nine months ended November 30, 2023, included lower U.S. tax in our Irish aircraft owning entities resulting from aircraft sales in the prior year. The nine months ended November 30, 2022, included higher income taxes related to certain intra-entity transfers of aircraft assets to Irish aircraft-owning entities.
Aircraft Valuation
For complete information on impairment of flight equipment, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements and “Comparative Results of Operations” above.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the three months ended November 30, 2023. As a result of our annual fleet review, we recorded impairments of $9.5 million related to 3 narrow-body aircraft, as well as 1 spare engine.
Additional customer and aircraft specific recoverability assessments are also performed whenever indicators suggest the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, a significant change in an aircraft model’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production, or a significant airworthiness directive is issued. We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings or restructurings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
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
If our estimates or assumptions change, including those related to our customers that have entered judicial insolvency proceedings or similar-type proceedings and restructurings, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.

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
During the nine months ended November 30, 2023, we met our liquidity and capital resource needs with $309.1 million of cash flows from operations and $198.8 million of proceeds from the sale of aircraft and other flight equipment.
As of November 30, 2023, the weighted-average maturity of our secured and unsecured debt financings was 2.9 years, and we were in compliance with all applicable covenants.
We believe that we have sufficient liquidity to meet our contractual obligations over the next twelve months and as of January 5, 2024, total liquidity of $2.8 billion includes $1.8 billion of undrawn facilities, $0.6 billion of projected adjusted operating cash flow and contracted asset sales, $0.3 billion of equity commitments and $0.1 billion of unrestricted cash through January 1, 2025. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Nine Months Ended November 30,
	2023	2022
	(Dollars in thousands)
Net cash flow provided by operating activities	$309,067	$343,531
Net cash flow used in investing activities	(473,203)	(345,293)
Net cash flow provided by financing activities	38,107	39,288
Operating Activities:
Cash flow provided by operating activities was $309.1 million and $343.5 million for the nine months ended November 30, 2023 and 2022, respectively.
The nine months ended November 30, 2022, included $48.9 million of payments received on maintenance and general security letters of credit for our former Russian lessees, as well as additional customer collections related to the repayment of lease deferrals and other outstanding receivables. Excluding the impact of these letters of credit, cash provided by operating activities increased $14.5 million, primarily due to end-of-lease maintenance payments received by us and recognized into income as a result of scheduled lease expirations. This was partially offset by higher interest costs on our debt financings.
Investing Activities:
Cash flow used in investing activities was $473.2 million and $345.3 million for the nine months ended November 30, 2023 and 2022, respectively. The net increase of $127.9 million was primarily attributable to lower proceeds from the sale of aircraft and other flight equipment of $135.3 million during the nine months ended November 30, 2023.
Financing Activities:
Cash flow provided by financing activities was $38.1 million and $39.3 million for the nine months ended November 30, 2023 and 2022, respectively. The net decrease of $1.2 million was primarily attributable to an increase of $225.5 million in repayments of secured and unsecured financings, net of borrowings, partially offset by $200.0 million in proceeds from the issuance of our common stock.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 in the Notes to Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations decreased to $5.5 billion at November 30, 2023 from $6.0 billion at February 28, 2023, due to lower outstanding debt and aircraft purchase commitments, partially offset by higher interest obligations.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended November 30, 2023 and 2022, we incurred a total of $66.9 million and $68.4 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of November 30, 2023, the weighted average age by Net Book Value of our aircraft was approximately 9.4 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, such as in the event of a lessee default or a lessee fails to meet its maintenance obligations under the lease agreement.
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
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of November 30, 2023, the net book value of its 9 aircraft was $275.1 million.
Foreign Currency Risk and Foreign Operations
At November 30, 2023, 99% of our leases were payable to us in U.S. dollars. However, we incur Euro and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended November 30, 2023, expenses, such as personnel and office costs, denominated in currencies other than the U.S. dollar totaled $15.6 million in U.S. dollar equivalents and represented 27% of total selling, general and administrative expenses. Our international operations are a significant component of our business strategy and permit us to effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended November 30, 2023 and 2022, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended November 30, 2023 and 2022:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022

Net income	$25,645	$50,104	$53,933	$49,093
Depreciation	86,647	82,872	261,764	246,296
Amortization of lease premiums, discounts and incentives	2,641	3,763	16,972	14,669
Interest, net	57,037	50,757	170,963	151,638
Income tax provision	6,025	23,071	15,286	22,332
EBITDA	177,995	210,567	518,918	484,028
Adjustments:
Impairment of flight equipment	34,959	29,880	37,156	67,979
Loss on extinguishment of debt	—	—	—	463

Adjusted EBITDA	$212,954	$240,447	$556,074	$552,470
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
As of November 30, 2023, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.8 million and $4.8 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2023. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2023 and February 28, 2023; (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended November 30, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 30, 2023 and 2022; and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: January 11, 2024

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer