Form 10-K
period 2024-02-29
Aircastle LTD
filed 2024-04-25
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 29, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on August 31, 2023 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was $0 because the Registrant’s Common Shares were not publicly traded as of that date. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of April 19, 2024, there were 15,564 outstanding shares of the registrant’s common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
All statements included or incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Annual Report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A, and elsewhere in this Annual Report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this Annual Report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under “ESG”. In addition, our Code of Ethics for the Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer and Controller, is available in print, free of charge, to any shareholder upon request to Investor Relations, Aircastle Limited, c/o Aircastle Advisor LLC, 201 Tresser Boulevard, Suite 400, Stamford, Connecticut 06901.
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
Overview
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. We are a leading secondary market investor that sources aircraft through various acquisition channels that include other aircraft lessors, airlines through purchase-leaseback transactions, financial institutions and other aircraft owners, and aircraft manufacturers. We have significant experience in successfully managing aircraft throughout their life cycle, including lease and technical management, aircraft redeliveries, transitions, and sales or disposals. We sell aircraft and engine assets, either with a lease attached or on a part-out basis, with the aim of generating profits and reinvesting proceeds. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore.
As of February 29, 2024, we owned and managed on behalf of our joint venture 252 aircraft leased to 75 lessees located in 43 countries. The net book value of our fleet (comprised of flight equipment held for lease and net investment in leases, or “Net Book Value”) was $7.2 billion as of February 29, 2024, up 9% from $6.6 billion as of February 28, 2023. The weighted average age of our fleet was 9.3 years and the weighted average remaining lease term was 5.4 years. The weighted average utilization rate of our fleet was 98% for the year ended February 29, 2024, which improved to 99% during the second half of fiscal 2023. During the year ended February 29, 2024, we purchased 30 aircraft and sold 28 aircraft and other flight equipment. As of February 29, 2024, we had commitments to purchase 17 aircraft with delivery through September 2026 for $525.1 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $855.4 million, $83.3 million, and $759.5 million for the year ended February 29, 2024, respectively, and $796.0 million, $62.8 million and $732.3 million for the year ended February 28, 2023, respectively. Cash flow provided by operating activities was $370.3 million and $437.7 million for the years ended February 29, 2024 and February 28, 2023, respectively. The Company’s financial performance reflects the continued expansion of global air traffic and strong demand for our aircraft through lease extension requests, primarily due to Original Equipment Manufacturer (“OEM”) production issues and delivery delays, as well as the improved financial health of our airline customers. Our financial results are also partly driven by end-of-lease maintenance payments, strong gains on sales and cash settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines.
Growth in commercial air traffic has been correlated with world economic activity and has historically grown at a rate one to two times that of global gross domestic product (“GDP”) growth. This expansion of air travel has driven growth in the world aircraft fleet. There are approximately 26,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 52% of the world’s commercial passenger jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a 2-3% average annual rate.
We believe our portfolio, which is primarily comprised of new technology and mid-life, narrow-body aircraft, will remain attractive for our airline customers, enabling them to respond to the growing demand of global air travel. As a leading secondary market investor, we believe that our long-standing business strategy of maintaining conservative leverage and limiting long-term financial commitments positions us well to take advantage of new investment opportunities as they arise.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than thirty years of relevant industry experience and has effectively enabled us to manage through prior downturns in the aviation industry, such as the COVID-19 pandemic, the 2008 global financial crisis, and the September 11, 2001 terror attacks.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of April 1, 2024, total liquidity of $3.0 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and sales through April 1, 2025, $0.3 billion of committed equity and $0.1 billion of unrestricted cash.
Our Competitive Strengths
We believe the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:
•Diversified Portfolio of Modern Aircraft: We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of February 29, 2024, our owned and managed aircraft portfolio consisted of 252 aircraft leased to 75 lessees in 43 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 5.4 years. This provides us with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.
•Flexible, Disciplined Acquisition Approach and Broad Investment Sourcing Network: Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with other aircraft lessors, airlines, financial institutions, other aircraft owners and aircraft and engine manufacturers. Since our formation in 2004, we have acquired 595 aircraft for $19.7 billion as of February 29, 2024. We have built our aircraft portfolio through more than 194 transactions with 103 counterparties as of February 29, 2024.
•Significant Experience in Successfully Selling Aircraft Throughout Their Life Cycle: Our team is adept at managing and executing the sale of aircraft, either with a lease attached or on a part-out basis. Since our formation, we have sold 327 aircraft to 101 buyers for $7.0 billion as of February 29, 2024. These sales produced net gains of $635.8 million and involved a wide range of aircraft types and buyers. Of these aircraft, 232, or 71%, were over 14 years old at the time of sale; often being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is one of the capabilities that sets us apart from many of our competitors.
•Strong Capital Raising Track Record and Access to a Wide Range of Financing Sources: Since our inception, we have raised $2.3 billion in equity capital from private and public investors as of February 29, 2024. We maintain a strong, strategic relationship with Marubeni Corporation (“Marubeni”), which is one of our controlling shareholders. We have raised $21.4 billion in debt capital from a variety of sources including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization market and Japanese Operating Lease with Call Option (“JOLCO”) financings, which have been originated by Marubeni. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.
•Our Capital Structure Provides Investment Flexibility: As of February 29, 2024, we had $2.1 billion available from unsecured revolving credit facilities with maturities not scheduled until 2027 and 2028, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our large, unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, which we expect will allow us to pursue a flexible and opportunistic investment strategy over the long term.
•Experienced Management Team with Significant Expertise: Our leadership team has significant relevant industry experience, and we have expertise in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience spans several industry cycles and a wide range of business conditions and is global in nature. We believe our management team is highly qualified to manage and grow our aircraft portfolio and to address our long-term capital needs.

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
Business Strategy
Our business approach is to continue to remain differentiated from those of other leasing companies which have orders with aircraft manufacturers. Recent global disruptions have required enhanced focus on diligent, proactive risk monitoring while continuing to pursue our core strategies. Our focus is to manage risk and secure liquidity while growing our assets and profits over the long term. By limiting long-term capital commitments and maintaining a conservative capital structure, we seek to best position ourselves for future investment opportunities.
Our business strategy entails the following elements:
•Pursuing a disciplined and differentiated investment strategy. In our view, the relative values of different aircraft change over time. We continually reevaluate investments across different aircraft models, ages, lessees and acquisition channels as market conditions and relative investment values change. We believe our team’s experience with a wide range of asset types and the financing flexibility offered through unsecured debt provides us with a competitive advantage. We view orders from aircraft manufacturers to be part of our investment opportunity set, however we have limited long-term capital commitments and are not reliant on orders for new aircraft from manufacturers as a source of new investments, as many of our competitors do. Over the long term we plan to grow our business and profits while maintaining a conservative and flexible capital structure.
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
•Leveraging our strategic relationships. We intend to optimize the benefits provided through our extensive global contacts, as well as relationships maintained by our shareholders, Marubeni and Mizuho Leasing Company, Limited (“Mizuho Leasing” and together with Marubeni, our “Shareholders”), which have enabled greater access to Japanese-based financing sources and helped source and develop our joint venture.
•Capturing the value of our efficient operating platform and strong operating track record. We believe our team’s capabilities in the global aircraft leasing market places us in a favorable position to explore new income-generating activities as capital becomes available for such activities. We intend to continue to focus our efforts on investment opportunities in areas where we believe we have competitive advantages and on transactions that offer attractive risk-adjusted returns.
•Maintaining a balanced and diversified lease portfolio. We have a defined risk appetite articulated through our risk guardrails, which we use to manage portfolio risk and highlight areas where action to mitigate risk may be appropriate. Our risk guardrails set limits on lessee concentration by risk rating, geographic concentrations, aircraft type concentrations, overall portfolio credit quality distribution, and lease maturity distribution. We believe that our balanced and diversified fleet, as well as continued focus on portfolio concentration, has and will enable us to reduce the risks associated with the impact of adverse geopolitical and economic events.

Acquisitions and Sales
We originate acquisitions and sales through well-established relationships with other aircraft lessors, airlines, financial institutions, other aircraft owners, and aircraft manufacturers, as well as other sources. We believe that sourcing such transactions globally through multiple channels provides for a broad and relatively consistent set of opportunities. During the year ended February 29, 2024, we acquired 30 aircraft for $1.2 billion and sold 28 aircraft and other flight equipment for net proceeds of $361.8 million. We recognized gains on the sale or disposition of aircraft totaling $121.6 million, which included $43.2 million related to settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines – see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Russian Aircraft Insurance Settlements.”
Our objective is to develop and maintain a diverse operating lease portfolio. We review our operating lease portfolio to manage our portfolio diversification and to sell aircraft when we believe selling will achieve better expected risk-adjusted cash flows than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
We have an experienced acquisition and sales team based in the United States, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel and extensive industry contacts facilitate our access to acquisition and sales opportunities and that our strong operating track record facilitates our access to debt and equity capital markets.
Potential investments and sales are evaluated by teams comprised of marketing, technical, risk management, finance and legal professionals. These teams consider a variety of aspects before we commit to purchase or sell an aircraft, including price, specification/configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values. We believe that utilizing a cross-functional team of experts to consider investment parameters helps us assess more completely the overall risk-adjusted returns of potential acquisitions and helps us move forward expeditiously on letters of intent and acquisition documentation.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, equity offerings, unsecured bond offerings, borrowings secured by our aircraft, draws under our revolving credit facilities and proceeds from any future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. We may choose to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Segments
We manage and analyze our business and report on our results of operations based on one operating segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker.
Aircraft Leases
Our aircraft are net leases whereby we retain the benefit and bear the risk of re-leasing and of the residual value of the aircraft at the end of the lease. Leasing can be an attractive alternative to ownership for an airline because leasing increases an airline’s fleet flexibility, requires lower capital commitments, and reduces aircraft residual value risks for the airline.

Typically, the lessee agrees to lease an aircraft for a fixed term, although certain of our leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. Our leases require the lessee to pay periodic rentals during the lease term. Approximately 99% of our leases have fixed rental rates that are payable monthly in advance in U.S. dollars. For our variable rate leases, rentals are payable on a floating interest-rate basis using the secured overnight financing rate (“SOFR”).
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
Typically, the lessee is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are either made monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to use funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lessee makes a single end of lease maintenance payment, the lessee would typically be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and the aircraft is returned to us in better condition than at lease inception.
Our leases generally provide that the lessees’ payment obligations are absolute and unconditional under any and all circumstances and require lessees to make payments without withholding payment on account of any amounts the lessor may owe the lessee or any claims the lessee may have against the lessor for any reason, except that under certain of the leases a breach of quiet enjoyment by the lessor may permit a lessee to withhold payment. The leases also generally include an obligation of the lessee to gross up payments under the lease where lease payments are subject to withholding and other taxes, although there may be some limitations to the gross up obligation, including provisions which do not require a lessee to gross up payments if the withholdings arise out of our ownership or tax structure. In addition, changes in law may result in the imposition of withholding and other taxes and charges that are not reimbursable by the lessee under the lease or that cannot be reimbursed under applicable law. Our leases also generally require the lessee to indemnify the lessor for tax liabilities relating to the leases and the aircraft, including in most cases, value added tax and stamp duties, but excluding income tax or its equivalent imposed on the lessor.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account sales, sale agreements, lease placements and renewal commitments as of April 19, 2024, by fiscal year:

Aircraft Type	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	Off-Lease	Sold or Sale Agreement	Total
A319/A320/A321	8	12	15	17	21	17	3	8	4	—	2	—	—	—	107
A320neo/A321neo	8	3	—	1	1	2	3	8	2	9	2	2	—	—	41
A330-200/300	—	4	1	4	—	—	1	3	—	—	—	—	—	—	13
737-700/800	—	7	6	10	3	11	6	—	—	2	—	—	1	1	47
737-MAX8	—	—	—	—	—	—	1	—	4	1	—	—	—	—	6
777-300ER	—	—	—	3	—	—	—	1	—	—	—	—	—	—	4
E195	—	—	4	1	—	—	—	—	—	—	—	—	—	—	5
E2-195	—	—	—	—	—	—	—	5	5	1	2	1	—	—	14
Freighters	—	—	—	—	1	—	3	1	1	—	—	—	—	—	6

Total	16	26	26	36	26	30	17	26	16	13	6	3	1	1	243

Fiscal Year 2024 Lease Expirations and Lease Placements
As of April 19, 2024, we have 1 off-lease aircraft and 16 aircraft with leases expiring in fiscal year 2024, which combined account for 6% of our Net Book Value at February 29, 2024, still to be placed or sold.
Fiscal Year 2025-2028 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in fiscal years 2025-2028, representing the percentage of our Net Book Value at February 29, 2024, specified below:
•2025: 26 aircraft, representing 9%;
•2026: 26 aircraft, representing 8%;
•2027: 36 aircraft, representing 13%; and
•2028: 26 aircraft, representing 9%.
Lease Management and Remarketing
Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration. This enables consideration of a broad set of alternatives, including deployment, sale or part-out, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers and may seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing what we consider to be state-of-the-art lease management information systems and processes to enable efficient management of aircraft in our portfolio.
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

Competition
The aircraft leasing and trading industry is highly competitive with a significant number of active participants. We face competition for the acquisition, placement and sale of aircraft. Competition for aircraft acquisitions comes from many sources, ranging from large established aircraft leasing companies to smaller players and new entrants.
Competition for leasing, re-leasing and selling aircraft is based upon the availability, type and condition of the aircraft, user base, lease rates, prices, and other lease terms. Aircraft manufacturers, leasing companies, airlines and other operators, distributors, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
Larger lessors are generally more focused on acquiring new aircraft via direct orders with the OEMs and through purchase lease-back transactions with airlines. These larger lessors include AerCap Holdings, SMBC Aviation Capital, Avolon Holdings, Air Lease Corporation, BBAM and BOC Aviation.
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
We believe that we can compete favorably in aircraft acquisition, leasing and sales activities due to the reputation of our team of experienced professionals, extensive market contacts and expertise in effectively sourcing and acquiring aircraft. We also believe our access to unsecured debt provides us with a competitive advantage in pursuing investments quickly and reliably and in acquiring aircraft in situations where it may be more difficult to finance on a secured, non-recourse basis.
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
The Russian invasion of Ukraine has led insurers to reassess their coverage and significantly increase premiums. In addition, some of our claims arising from the Russian invasion of Ukraine remain unsettled and, therefore, we have had to resort to litigation that we expect will take years to fully settle. We nevertheless continue to believe the insurance coverage currently carried by our lessees and by Aircastle provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that our lessees’ insurers and re-insurers will be or will remain solvent and able to satisfy any claims, that any particular claim will ultimately be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.
Environmental, Social and Governance (“ESG”)
We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, and better serves our customers, our communities and the broader environment within which we conduct our business. Board oversight of ESG matters is conducted by the Company’s Risk and Governance Committee. A detailed report with our ESG disclosures in alignment with Global Reporting Initiative guidance can be found on our website at www.aircastle.com. The information on our website regarding our ESG disclosures is not part of, nor incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.
Our Commitment to Environmental Sustainability
Ambitious targets have been made towards the ultimate goal of curbing the adverse effects of climate change. Since 2021, the International Air Transport Association (“IATA”) has maintained a Fly Net Zero commitment for aviation to achieve net zero carbon by 2050. For ambitious measures to reach implementation, a wide political and administrative consensus will be required. Due to the inherent complexities of jet aircraft, decarbonizing aviation requires more radical new technology as compared to other modes of transportation. Sustainable Aviation Fuel (“SAF”) is an alternative to conventional jet fuel that, on a lifecycle basis, reduces greenhouse gas emissions associated with air travel compared to conventional jet fuel. Hydrogen and electronic propulsion for commercial jet aircraft are longer-term initiatives.
The Company believes the operations of our customers could be affected by the potential impacts of both climate change and sustainability targets and initiatives aimed at curbing its effect, so we are committed to monitoring sustainability developments. The Company’s long-term strategic plan takes these rapidly developing initiatives into consideration when we evaluate the technology behind the aircraft we target for investment. For the year ended February 29, 2024, 73% of our incremental net book value acquired were new technology aircraft with higher efficiency and lower emissions.
In addition, in February 2024, the Company announced it had made an investment commitment to the United Airlines Ventures’ Sustainable Flight Fund whose objective is scaling up the availability of SAF. SAF provides the most readily available means for airline operators to reduce their carbon emissions while using existing technology, however the high cost and low availability present challenges for SAF’s impactful usage.
In making this commitment, the Company joins other corporate partners who represent various parts of the aviation supply chain that have committed over $200 million in capital to invest in a roster of companies developing cutting edge technologies for SAF production.
Our People
As of February 29, 2024, we had 118 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
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
The Company also maintains independent third-party whistle-blower platforms for anonymous reporting of fraud or ethics violations. Our cybersecurity initiatives provide protection through malware detection, cloud penetration testing, threat hunting and incident responsiveness.
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
Government Regulation
The air transportation industry is highly regulated. Aircastle itself is generally not directly subject to most air transportation regulations as we do not operate aircraft. In contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and where they operate. Such laws govern, among other things, the registration, operation, security, and maintenance of our aircraft, environmental issues and the financial oversight of their operations.
Regulations, such as those limiting CO2 emissions and reducing noise, are changing and developing in the aviation sector, where there is an additional international angle to the regulation. The impact of these items on the airline sector, as well as recent crises, such as the COVID-19 pandemic, the Russian invasion of Ukraine and the conflict in the Middle East, have further complicated matters. Further regulatory changes can be expected in the future.
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
We operate as a supplier to airlines and are indirectly impacted by the risks facing airlines. The ability of lessees to perform their obligations under the relevant lease depends on their financial condition, which may be affected by factors beyond our control, including:
•passenger and air cargo demand, fare levels and air cargo rates;
•operating costs, including the price and availability of jet fuel, labor costs and insurance costs and coverages;
•manufacturer production levels and reliability of new aircraft and engine types;
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
•impact of climate change and emissions on demand and supply of air travel;
•cyber risk, including information hacking, viruses, ransomware and malware; and

•governmental regulation of, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.
These factors, and others, may lead to defaults by our customers, may delay or prevent aircraft deliveries or transitions, may result in payment or other lease term restructurings, may increase our costs from repossessions or may reduce our revenues due to downtime or lower re-lease rates.
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
Fuel costs represent a major expense to airlines and fluctuate widely. Airlines may not be able to successfully manage their exposure to fuel prices and significant changes could materially affect their operating results. Airlines may not be able to pass on increases in fuel prices to their customers by increasing fares. High fuel prices may also have a general impact on consumer spending and adversely impact demand for air transportation.
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
While we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft could lead to significant costs for us. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings, and costs to obtain possession, deregistration of the aircraft and flight and export permissions. Delays resulting from these proceedings would increase the period of time during which the aircraft is not generating revenue. We may incur maintenance, refurbishment or repair costs that a defaulting lessee has failed to undertake or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale. We may be required to pay off liens, claims, taxes and other governmental charges to obtain clear possession and to remarket the aircraft for re-lease or sale. We may also incur maintenance, storage or other costs while we have physical possession of the aircraft.
We may suffer other adverse consequences due to a lessee default and the repossession of the aircraft. Our rights upon a lessee default vary significantly depending upon the jurisdiction and may include the need to obtain a court order for repossession of the aircraft and consents for deregistration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or without performing all of the obligations under the lease. There can be no assurance that jurisdictions that have adopted the Cape Town Convention will enforce it as written. Certain of our lessees are owned in whole or in part by government-related entities, which could complicate our efforts to repossess the relevant aircraft. Accordingly, we may be delayed in, or prevented from, enforcing our rights under a lease and in re-leasing or selling the affected aircraft.
If we repossess an aircraft, we may not necessarily be able to export or deregister and redeploy the aircraft. If a lessee or other operator flies only domestic routes, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. Significant costs may also be incurred in retrieving or recreating aircraft records required for registration of the aircraft and obtaining a certificate of airworthiness. A default and exercise of remedies involving a lessee where we have significant exposure could have a materially adverse impact on our future revenue and cash flows.
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
Through our lessees and the countries in which they operate, we are exposed to the specific conditions and associated risks of those particular jurisdictions. An adverse economic or political event in any region or country in which our lessees or our aircraft are concentrated could affect the ability of our lessees to meet their obligations to us or expose us to various legal or political risks associated with the affected jurisdictions, which could have a material adverse effect on our financial results.
Many of our lessees operate in emerging markets and we are indirectly subject to the economic and political risks associated with such markets.
Emerging markets may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes or other charges by governments. The occurrence of these events may adversely affect our ownership interest in an aircraft or the ability of our lessees to meet their lease obligations. For the year ended February 29, 2024, 43 of our lessees, which operated 111 aircraft and generated 55% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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
•new-entrant manufacturers, or existing manufacturers producing new aircraft and engine types;
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
There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder and financier expectations, and local, national and international climate change policies, all have the potential to disrupt our business and operations. Various countries, including the United States and countries in the European Union (“E.U.”), have announced sustainability initiatives that, among other things, aim to reduce carbon emissions, explore sustainable aviation fuels and establish sustainability measures and targets. Developing climate and environmental regulations may impact the types of aircraft we target for investment and the demand for certain aircraft and engine types, and could result in a significant increase in our costs and expenses and adversely affect future revenue, cash flows and financial performance. Failure to address climate change could result in greater exposure to economic and other risks and impact our ability to adhere to developing climate goals.
The advent of superior aircraft technology and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
As manufacturers introduce technological innovations and new types of aircraft, including the Boeing 787, the Airbus A350, the Airbus A220 and re-engined models of the Boeing 737, Boeing 777, Airbus A320, Airbus A330 and Embraer E-Jet families of aircraft, certain aircraft in our existing aircraft portfolio may become less desirable to potential lessees or purchasers. This next generation of aircraft generally delivers improved fuel consumption and reduced noise and emissions with lower operating costs compared to prior-technology aircraft. The Boeing 737 MAX and 787 and the Airbus A220, A320neo, A330neo and A350 are all currently in production. The Boeing 777X is expected to enter service in 2025. The Commercial Aircraft Corporation of China Ltd. has developed aircraft models that will compete with the Airbus A320 family aircraft, the Boeing 737 and the Embraer E-Jet. The introduction of these new models and the potential resulting overcapacity in aircraft supply, could adversely affect the residual values and the lease rates for our aircraft, our ability to lease or sell our aircraft on favorable terms, or at all.
The effects of emissions and noise regulations and policies may challenge the current growth trajectory of the airline industry. Sustainability regulations and initiatives could increase the operating costs of our customers.
Many governments have imposed limits on aircraft engine emissions, such as NOx, CO and CO2, consistent with current International Civil Aviation Organization (“ICAO”) standards. In February 2024, the Federal Aviation Administration released guidance to reduce carbon pollution emitted by most large airplanes flying in U.S. airspace. The rule requires incorporating improved fuel-efficient technologies for airplanes manufactured after January 1, 2028, and for subsonic jet airplanes and large turboprop and propeller airplanes that are not yet certified.
European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The E.U. has included the aviation sector in its emissions trading scheme (“ETS”), a cap-and-trade system that sets a limit on the amount of carbon dioxide that can be emitted by all industries, including aviation. Although the ETS was initially implemented granting free emissions allowances based on an airline’s emissions history, during 2023, a provision of the European Commission’s “Fit for 55” proposal was adopted by the European Parliament and the European Council, which modifies the ETS system such that ETS free emissions allowances will phase out for the aviation sector by 2026. Although the ETS is likely to increase costs for airlines operating in Europe, it remains to be seen what effect, if any, this will have on our business.
ICAO adopted a global market-based measure to control CO2 emissions from international aviation called the “Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”). CORSIA is currently in its first phase (2024-2026) wherein compliance applies only to routes between countries that have each volunteered to participate in the scheme. All airlines that operate routes between two volunteering countries will be subject to the offsetting requirements. The requirement to offset emissions will be divided among airlines in proportion to their total CO2 emissions, which is referred to as the “sectoral” approach to emissions. From 2027 onwards, CORSIA compliance will be mandatory. The Eligible Emissions Units required to offset emissions in accordance with CORSIA will require a

Corresponding Adjustment which is a mechanism to avoid double counting and is granted by the government of the country in which an emissions reduction or removal occurs.
Over time, it is possible that governments will adopt additional regulatory requirements and/or market-based policies to reduce emissions and noise levels from aircraft. Such initiatives may be based on concerns regarding climate change, energy security, public health, local impacts, or other factors, and may impact the global market for certain aircraft and cause behavioral shifts that result in decreased demand for air travel. These concerns could result in limitations on our customers’ operation of our fleet and our ability to lease or re-lease certain older aircraft, particularly aircraft equipped with older technology engines.
Compliance with current or future regulations could cause our lessees to incur higher costs and lead to higher ticket prices, which could mean lower demand for travel and adverse impacts on the financial condition of our lessees. Such compliance may also affect our lessees’ ability to make rental and other lease payments and limit the market for aircraft in our portfolio.
Perception of the company’s commitment to certain ESG initiatives could expose us to additional risks and costs.
Companies are facing increasing and frequently evolving scrutiny globally from customers, regulators, financiers, employees and other stakeholders related to their ESG practices and disclosure. There has been an increased expectation for industries to balance commercial interests with conscientious ESG performance focused on accountability to stakeholders. In recognition of this trend, organizations are sometimes reviewed by rating agencies using varying sustainability evaluation criteria. In some cases, these reviews result in ESG-specific ratings. Institutions who invest in our unsecured notes or with whom we have secured lending facilities may be required to consider the ESG risk of their lending portfolios and in some cases, this might require them to limit exposure to certain industry segments. Our ability to obtain financing at strategic rates could be impacted by these perceptions and ratings or by any developing key performance indicators which the Company and financiers may develop over time.
The older age of some of our aircraft may expose us to higher maintenance-related expenses.
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
Many of our leases require the lessee to make periodic payments to us during the lease term to provide reserves for major maintenance events. In these leases there is an associated liability for us to reimburse the lessee after such maintenance is performed. Other leases do not provide for any periodic maintenance reserve payments to be made to us. Typically, these lessees are required to make payments at the end of the lease term. However, in the event such lessees default, the value of the aircraft could be negatively affected by the maintenance condition and we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without having received compensating maintenance payments from these lessees.
Even if we receive maintenance payments, these payments may not cover the entire expense of the scheduled maintenance they are intended to fund. In addition, maintenance payments typically cover only certain scheduled maintenance requirements and may not cover all required maintenance and all scheduled maintenance. As a result, we may incur unanticipated or significant costs at the conclusion of a lease.
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
Lessees are required under our leases to indemnify us for, and insure against, liabilities arising out of the use and operation of the aircraft, including third-party claims for death or injury to persons and damage to property for which we may be deemed liable. Lessees are required to maintain public liability, property damage and hull all risk and hull war risk insurance on the aircraft at agreed upon levels. However, they are not generally required to maintain political risk insurance. Following the September 11, 2001 terrorist attacks and, more recently, the Russian invasion of Ukraine, aviation insurers have reassessed their coverage and significantly increased premiums. Aviation insurers significantly reduced the amount of insurance coverage available to airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. At the same time, they significantly increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. As a result, the amount of such third-party war risk and terrorism liability insurance that is commercially available at any time may be below the amount stipulated in our leases.
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
Air travel can be disrupted, sometimes severely, by the occurrence of unexpected events outside of our and our lessees’ control. The occurrence of any such event, or multiple such events, could cause our lessees to experience decreased passenger demand, to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us. This in turn may lead to lease restructurings and repossessions and could result in reductions to our lease revenues and cash flows, and cause us to record impairment charges to the extent we cannot recover our investment in our aircraft assets.
Passenger demand for air travel has been most recently impacted by the COVID-19 pandemic and, in the past, by other epidemic diseases such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, and Ebola. These events have resulted, and similar events in the future may result, in a prolonged period of depressed air traffic levels, which may lead to weaker demand for certain aircraft types as well as airline customer defaults, bankruptcies or reorganizations. At the onset of the COVID-19 pandemic in early 2020, air travel dropped to approximately 20% of pre-pandemic levels, according to IATA, and did not return to historical levels until 2023. To the extent our lessees do not have substantial liquidity to sustain such periods, and if our customers are unable to obtain sufficient funds from private, government or other sources, we may need to provide lease concessions to customers in the form of deferrals or broader lease restructurings. These types of concessions in the future may negatively impact our business, financial condition, cash flows and results of operations. Future epidemic diseases and other diseases, or the fear of such events could provoke responses that negatively affect passenger air travel.
The airline industry has also been disrupted by terrorist attacks, war or armed hostilities between countries or non-state actors, including the fear of such events. These events may lead to decreased passenger demand and revenue due to safety concerns, the inconvenience of additional security measures, the higher price of jet fuel, increased financing costs, and difficulty in raising funds on favorable terms, or at all. In addition, these events may lead to higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and affect the extent to which such insurance has been or will continue to be available. They may also lead to higher insurance costs due to the increased security measures and potential special charges, such as those related to the impairment of aircraft and other long-lived assets stemming from the above conditions. More recently, the Russian invasion of Ukraine and the conflict in the Middle East have and may continue to have adverse effects on macroeconomic conditions, including fuel prices, the availability and cost of insurance, security conditions, currency exchange rates and financial markets. Ongoing airspace closures require certain of our airline customers to re-route flights to avoid such airspace which has resulted in increased flight times and fuel costs. Prolonged periods of conflict could result in new or additional sanctions, embargoes, further escalation or regional instability, and geopolitical shifts. Such geopolitical instability and uncertainty could have a negative impact on our ability to lease aircraft, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could materially adversely affect our business, financial condition, and results of operations.
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
We bear the risk of re-leasing or selling our aircraft in order to generate cash flows. Only a portion of an aircraft’s value is covered by contractual cash flows from leases, so we are exposed to the risk that the residual value will not be sufficient to permit us to fully recover our investment and that we may have to record impairment charges. In certain cases, we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk.
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
We have focused and will continue to focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers and aircraft variants that are more susceptible to the impact of value deterioration.
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
As of February 29, 2024, our total indebtedness was $4.7 billion, representing 69% of our total capitalization. Aircastle Limited is either the principal obligor or has guaranteed most of this indebtedness, and we are responsible for timely payment when due and compliance with covenants under the related debt documentation. We may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors. Our indebtedness subjects us to certain risks, including:
•19% of our Net Book Value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of certain aircraft, in part, to repay amounts outstanding under such indebtedness;
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
We primarily finance our business through the issuance of Senior Notes. As our Senior Notes mature, we may be required to repay them by issuing new Senior Notes, which could result in higher borrowing costs, or repay them by using cash on hand or cash from the sale of our assets.
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
We are subject to various risks and requirements associated with foreign laws, rules and regulations.
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
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers, suppliers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including malware, ransomware, security breaches, cyber-attacks, cybersecurity incidents, employee error and defects in design. There may also be an elevated risk of cyber-attacks and cybersecurity incidents by Russia or other countries. Damage, disruption, or failure of information technology systems may result in interruptions to our operations or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks and cybersecurity incidents that could lead to the payment of fraudulent claims, loss of sensitive information, including our own proprietary information or that of our customers, suppliers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”). The IRA includes a provision which imposes a 15% minimum tax on adjusted financial statement income (“AFSI”) for corporations. For a corporation that is a member of a foreign-parented multi-national group, the AMT applies where (i) the three-year average annual AFSI from all members of the foreign-parented multi-national group exceeds $1 billion, and (ii) the three-year average annual AFSI from the group’s U.S. corporation(s) is $100 million or more. There is currently limited guidance on the application and calculation of any AMT. This uncertainty will be addressed through regulations promulgated by the U.S. Treasury and guidance issued by the Internal Revenue Service. These changes are not expected to have a material impact on our financial position; however, we will continue to evaluate the impact as further information becomes available.

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
We are subject to risks related to the Bermuda Economic Substance Act 2018.
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
Any entity that must satisfy economic substance requirements but fails to do so could face financial penalties, a restriction of its business activities, automatic reporting by the Bermuda authorities to the competent authorities in the E.U. or other jurisdiction of the entity’s beneficial owners, on an entity’s non-compliance or being struck-off as a registered entity in Bermuda. If any one of the foregoing were to occur it may adversely affect the business operations of the Company or its Bermuda subsidiaries.
The Company and its Bermuda subsidiaries believe they have complied with the ESA requirements and have filed, and will continue to file, annual economic substance declarations with the Registrar of Companies in Bermuda as required. The Registrar of Companies in Bermuda ultimately assesses compliance with the ESA requirements.

We expect to become subject to a Corporate Income Tax Regime in Bermuda
The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025 and is expected to supersede the Minister of Finance’s assurance from such date onwards. The Company expects to be subject to Bermuda corporate income tax with respect to its fiscal year beginning March 1, 2025 and subsequent years.
We may become subject to an increased rate of Irish taxation which would adversely affect our business.
Previously, Irish Revenue had issued certain confirmations regarding the application of the 12.5% tax rate to activities, such as leasing and financing, undertaken by Irish lessors. Irish Revenue has advised that these confirmations no longer apply, effective as of January 1, 2024. Instead, certain aspects of the Irish leasing regime have been codified into law in Finance Act (No.2) 2023 and Irish Revenue released new guidance in January 2024 regarding the tax treatment of leasing companies. The combination of the revised law and guidance could impose a higher threshold on our Irish lessors and financing companies when demonstrating they have sufficient activity to avail of the 12.5% tax rate. The changes, along with any associated restructuring that may be required, could increase our Irish effective tax rate.
Our Irish subsidiaries are expected to be subject to corporation tax on their income from leasing, managing, and servicing aircraft and our financing activities at the 12.5% tax rate applicable to trading income. If we are not successful in achieving trading status in Ireland, the non-trading income activities of our Irish subsidiaries and affiliates would be subject to tax at the rate of 25% and capital gains would be taxed at the rate of 33%. Furthermore, certain expenses in non-trading companies may also be non-deductible for tax purposes, increasing the effective tax rate further.
The Finance Act (No.2) 2023 also introduced new outbound payment rules which will apply to certain interest and royalty payments and, distributions made on or after April 1, 2024. The new rules will apply withholding tax, or disapply existing domestic withholding tax exemptions, to certain outbound payments. These new measures only apply to payments or distributions made by a company to an ‘associated entity’ (e.g., a related party) which is located either on the E.U. list of non-cooperative jurisdictions or a zero-tax territory. Transactions with unrelated third parties should not be affected by the provisions.
Aircraft lease rentals are outside the scope of these rules (as they are not considered to be a royalty). There are a number of exemptions available with respect to interest payments, including where the payment is an “excluded payment.” An excluded payment is a payment where an amount of income, profits or gains arising from the payment is subject to a supplemental tax such as a tax under controlled foreign corporation rules or Pillar Two or such income, profits or gains are subject to foreign tax at a rate greater than zero or a domestic tax. The provision also does not apply where the associated lender makes a corresponding payment to another person within twelve months of the end of the tax period in which the payment is made to the lender and that payment would have been an excluded payment if it had been made directly to that other person and the payments were made for bona fide commercial purposes. There are also a number of exemptions available with respect to distributions, including where the payment is an “excluded payment” or the distribution is made out of income, profits or gains which have been chargeable directly or indirectly to Irish income tax, corporation tax or capital gains tax. The outbound payment rules may therefore apply to certain payments which may increase the effective tax rate in Ireland.
Ireland also enacted the E.U. Minimum Tax Directive into domestic legislation with effect from January 1, 2024. The implementation of these rules mean that the group must be taxed at a minimum effective tax rate of 15%. In Ireland, the Directive has been implemented by means of a new top-up tax to achieve the effective rate of 15%. Further guidance on the operation of Pillar Two is expected to be released during 2024. Any further guidance or Directives issued by the OECD or the E.U. could alter the operation of this tax. Our Irish subsidiaries may incur additional top-up tax charges in future periods to ensure that the Irish companies are taxed at a minimum effective tax rate of 15%.
We may become subject to income or other taxes in the non-U.S. jurisdictions in which our aircraft operate, where our lessees are located or where we perform certain services which would adversely affect our business.
Certain Aircastle entities are expected to be subject to the income tax laws of Bermuda, Ireland and the United States. In addition, we may be subject to income or other taxes in other jurisdictions by reason of our activities and operations, where our aircraft operate or where the lessees of our aircraft (or others in possession of our aircraft) are located. Although we have adopted operating procedures to reduce the exposure to such taxation, we may be subject to such taxes in the future and such taxes may be substantial. In addition, if we do not follow separate operating guidelines relating to managing a portion of our aircraft portfolio through offices in Ireland and Singapore, income from aircraft not owned in such jurisdictions would be subject to local tax. Changes in tax law could impose withholding taxes on lease payments during the term of a lease. Our leases typically require our lessees to indemnify us in respect of taxes, but some leases may not require such indemnification, or a lessee may fail to make such indemnification payment. The imposition of such taxes could adversely affect our business.
The introduction of Base Erosion and Profit Shifting by the Organization for Economic Cooperation and Development may impact our effective tax rate in future periods.
The Organization for Economic Cooperation and Development (the “OECD”) has introduced an action plan with respect to base erosion and profit shifting (“BEPS”). The plan targets, among other things, tax avoidance measures such as hybrid instruments, excessive interest deductions, treaty shopping, and permanent establishment avoidance.
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
The Irish Finance Bill published on October 21, 2021 included draft legislation to enact the interest limitation measures prescribed by ATAD. The implementation date for the new law was January 1, 2022. Based on the final legislation in Finance Act 2021 signed into law on December 21, 2021, the interest limitation rule will apply to limit the deductibility of a company’s exceeding borrowing costs (i.e., its interest (and equivalent) borrowing costs as reduced by its interest (and equivalent) income) to 30% of tax adjusted EBITDA. Importantly for companies carrying on a leasing trade, a portion of their operating lease income and expense will be treated as equivalent to interest for the purposes of the test. The legislation was finalized on December 21, 2021 and Irish Revenue released guidance on the application of these rules on August 4, 2022, and updated guidance in February 2023. We currently do not expect these interest limitation rules to have a material impact on our financial position.
On December 22, 2021, the European Commission issued a proposal for a Council Directive laying down rules to prevent the misuse of shell entities for tax purposes within the E.U. (“E.U. ATAD 3”) and has since issued a number of draft amendments. On January 17, 2023, the European Parliament approved the report on the Unshell Proposal Directive. While E.U. ATAD 3 was initially expected to be adopted and published into E.U. member states’ national laws by June 30, 2023, and become effective as of January 1, 2024, there is considerable uncertainty surrounding the development of the proposal and its implementation. Based on a tentative timeline, we understand that E.U. Member States will have until December 31, 2024 to transpose this Directive into national legislation, with the provisions applying from January 1, 2025. The proposal is subject to a consultation procedure and, in its final form, will require the unanimous approval of the E.U. Council before it is adopted. Until the proposal receives approval and a final Directive is published, it is not possible to provide definitive guidance on the impact of the proposals for us. However, at a minimum, the proposal could result in additional reporting and disclosure obligations for us.
On May 11, 2022, the European Commission issued a proposal for a Council Directive laying down rules providing for a debt-equity bias reduction allowance within the E.U. (“DEBRA”). DEBRA is intended to provide a notional interest deduction in respect of equity invested in a company, with the interest calculated based on the 10-year risk-free rate for the relevant currency, with the maximum deduction available limited to 30% of earnings before interest, tax, depreciation and amortization. At the E.U. Economic and Financial Affairs Council meeting on December 6, 2022, it was agreed that the examination of the DEBRA proposal should be suspended until other proposals in the area of corporate income tax have been put forward. Therefore it is not clear if DEBRA will be enacted into legislation but, if it is, DEBRA could result in additional reporting and disclosure obligations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Our cybersecurity program includes the assessment, identification and management of material risks from cybersecurity threats (as defined in Item 106(a) of Regulation S-K). To identify and assess material risks from cybersecurity threats, our annual enterprise risk management assessment considers risks from cybersecurity threats alongside other risks as part of our overall risk assessment process. In addition, we engage with consultants, internal and external auditors and other third parties to gather certain insights designed to identify and assess material risks from cybersecurity threats, their severity and potential mitigations. We also employ a range of tools and services, depending on the environment, including network and endpoint monitoring, malware detection, vulnerability assessments, cloud penetration testing, threat hunting and incident responsiveness, as well as tabletop exercises, to inform our cybersecurity risk identification and assessment. As part of our cybersecurity program, we maintain an incident response plan that includes processes to assess the severity of, escalate, contain, investigate and remediate cybersecurity incidents. We also have risk management processes to oversee and help identify risks from cybersecurity threats associated with our use of third-party service providers.
Our Board of Directors has delegated oversight of our cybersecurity program, which includes oversight of cybersecurity threats, to the Risk and Governance Committee. Throughout the year, at each quarterly Risk and Governance Committee meeting, or as needed, the committee is updated on IT security by senior management, including industry IT breaches, cybersecurity incidents and employee cybersecurity training. Our Head of Information Technology is a Certified Information Systems Security Professional and is responsible for day-to-day assessment and management of our information systems and cybersecurity program. Our Head of Information Technology reports directly to our Chief Financial Officer.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and, we believe, are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional description of risks from cybersecurity threats and potential related impacts on the Company, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.”
ITEM 2. PROPERTIES
We lease office space in Stamford, Connecticut, Dublin, Ireland and Singapore. The lease for our current office in Stamford, Connecticut expires in August 2028. The lease for our Dublin office expires in September 2042 and the lease on our Singapore office expires in July 2025. None of these leases are individually material to the Company’s consolidated financial statements.
We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers. Information pertaining to our executive officers who held office as of April 19, 2024 is set forth below:
Michael Inglese, 63, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University College of Engineering and his MBA from Rutgers Graduate School of Business Management.
Douglas C. Winter, 60, became our Chief Commercial Officer in April 2019. Prior to joining Aircastle, Mr. Winter was Vice Chairman of Amedeo, a leading aircraft asset manager, from July 2018 to March 2019, as well as Chief Executive Officer and member of the Board of Managers at Voyager Aviation (“Voyager”) from October 2017 to March 2019. Prior to this, he served as President and Chief Commercial Officer at Voyager from September 2015 to September 2017. Mr. Winter joined Voyager in June 2015 as Chief Commercial Officer. Previously, Mr. Winter was an advisor to GE Capital Aviation Services and Chief Executive Officer of Octagon Aviation from June 2013 to May 2015 and, before this, he served as Head of Global Sales at AWAS in Dublin, Ireland from December 2010 to May 2013. Mr. Winter has over 35 years of experience in commercial aviation, having started his career with McDonnell Douglas in 1985, and he holds a BS in Business from Indiana University.
Christopher L. Beers, 59, is our Chief Legal Officer & Secretary and became our General Counsel in November 2014. Prior to joining the Company, Mr. Beers held senior positions at GE Capital since 2000, including Senior Vice President and Associate General Counsel at GECAS from 2009 to 2014, and Senior Vice President and General Counsel of GE Transportation Finance from 2006 to 2009. Previously, Mr. Beers was a Senior Associate at the law firm of Milbank Tweed Hadley and McCloy in New York City. Mr. Beers holds a BS in Economics from Arizona State University and a JD from Pace Law School.
Roy Chandran, 60, became our Chief Financial Officer in September 2022. From March 2020, Mr. Chandran was our Chief Strategy Officer having previously served as our Executive Vice President, Corporate Finance and Strategy from June 2017 to March 2020. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997. Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region. Mr. Chandran holds a BS in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
Paul O’Callaghan, 51, became our Chief Operations Officer in March 2023 and is responsible for portfolio operations, asset management and technical functions. From 2014, Mr. O’Callaghan was our Executive Vice President, Portfolio Management. Mr. O’Callaghan joined Aircastle in 2005 as Vice President of Technical. Prior to this, Mr. O’Callaghan held a number of technical and commercial roles at airlines both in Ireland and the U.S. Mr. O’Callaghan holds a BE in Electronic Engineering from University College Dublin.
Dane Silverman, 37, became our Chief Accounting Officer in July 2021. He was previously our Vice President, Controller from September 2018. Prior to joining Aircastle, Mr. Silverman held Controller and Assistant Controller roles at Voyager Aviation from May 2016. Prior to this, he was a Senior Manager in KPMG LLP’s audit practice. He received a BS in Accounting from Marist College and is a CPA.

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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines throughout the world. We are a leading secondary market investor that sources aircraft through various acquisition channels that primarily include other aircraft lessors, airlines through purchase-leaseback transactions, financial institutions and other aircraft owners, and aircraft manufacturers. We have significant experience in successfully managing aircraft throughout their life cycle, including lease and technical management, aircraft redeliveries, transitions, and sales or disposals. We sell aircraft and engine assets, either with a lease attached or on a part-out basis, with the aim of generating profits and reinvesting proceeds. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore.
As of February 29, 2024, we owned and managed on behalf of our joint venture 252 aircraft leased to 75 lessees located in 43 countries. The Net Book Value of our flight equipment was $7.2 billion as February 29, 2024, up 9% from $6.6 billion as of February 28, 2023. The weighted average age of our fleet was 9.3 years and the weighted average remaining lease term was 5.4 years. The weighted average utilization rate of our fleet was 98% for the year ended February 29, 2024, which improved to 99% during the second half of 2023.
Our revenues, net income and Adjusted EBITDA were $855.4 million, $83.3 million, and $759.5 million for the year ended February 29, 2024, respectively, and $796.0 million, $62.8 million and $732.3 million for the year ended February 28, 2023, respectively. The Company’s financial performance reflects the continued expansion of global air traffic and strong demand for our aircraft through lease extension requests, primarily due to OEM production issues and delivery delays, as well as the improved financial health of our airline customers. Our financial results are also partly driven by end-of-lease maintenance payments, strong gains on sales and cash settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines.
Acquisitions and Sales
During the year ended February 29, 2024, we acquired 30 aircraft for $1.2 billion. As of February 29, 2024, we had commitments to acquire 17 aircraft for $525.1 million, with delivery between March 2024 and June 2026, which include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of April 19, 2024, we have acquired 5 additional aircraft and have commitments to acquire 12 aircraft for $393.3 million.

During the year ended February 29, 2024, we sold 28 aircraft and other flight equipment for net proceeds of $361.8 million. We recognized gains on the sale or disposition of aircraft totaling $121.6 million, which included $43.2 million related to settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines – see “Russian Aircraft Insurance Settlements” below. As of April 19, 2024, we have sold 1 additional aircraft.
Russian Aircraft Insurance Settlements
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
On December 26, 2023, the Company received cash settlement proceeds of $43.2 million in settlement of the Company’s claims under the insurance policies of Joint Stock Company Aurora Airlines and Joint Stock Company Rossiya Airlines (collectively, the “Airlines”) in respect of 4 aircraft (collectively, the “Aircraft”) formerly on lease to the Airlines. The settlement resolves claims against the Airlines, their respective insurers, and transfers the Aircraft title to a Russian insurer. The Company is in ongoing settlement discussions for the 5 other aircraft that were not included in the insurance settlement. However, it is uncertain whether any of these discussions will result in any settlement and, if so, in what amount. Settlement proceeds, net of any related costs, were recorded as a component of gain on sale or disposition of flight equipment for the three months ending February 29, 2024.
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
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we raised $2.3 billion in equity capital from private and public investors, including $200.0 million received during the year ended February 29, 2024, in respect of the Subscription Agreement entered into with our Shareholders – see Note 9 in the Notes to Consolidated Financial Statements. We also obtained $21.4 billion in debt capital from a variety of sources including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, equity offerings, unsecured bond offerings, borrowings secured by our aircraft, draws under on our revolving credit facilities and proceeds from any future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Therefore, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION (dollars in millions)
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us on behalf of our joint venture as of February 29, 2024 and February 28, 2023:

Owned Aircraft	As of February 29, 2024	As of February 28, 2023
Net Book Value of Flight Equipment	$7,223	$6,635
Net Book Value of Unencumbered Flight Equipment	$5,839	$5,469
Number of Aircraft	243	239
Number of Unencumbered Aircraft	205	209
Number of Lessees	74	73
Number of Countries	43	44
Weighted Average Age (years)(1)	9.3	9.7
Weighted Average Remaining Lease Term (years)(1)	5.4	5.3
Weighted Average Fleet Utilization during the Fourth Quarter(2)	99.2%	94.6%
Weighted Average Fleet Utilization for the Year Ended(2)	98.3%	94.8%
Portfolio Yield for the Fourth Quarter(3)	9.2%	9.3%
Portfolio Yield for the Year Ended(3)	9.2%	9.4%

Managed Aircraft on behalf of Joint Venture
Flight Equipment	$272	$285
Number of Aircraft	9	9
____________
(1)Weighted by Net Book Value.
(2)Aircraft on lease as a percentage of total days in period weighted by net book value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of February 29, 2024			Owned Aircraft as of February 28, 2023
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	61		37%	43	28%
Narrow-body - current technology	159		49%	173	56%
Wide-body	17		11%	19	14%
Total Passenger	237		97%	235	98%
Freighter	6		3%	4	2%

Total	243		100%	239	100%

Manufacturer
Airbus	161		67%	153	64%
Boeing	63		25%	69	28%
Embraer	19		8%	17	8%
Total	243		100%	239	100%

Regional Diversification
Asia and Pacific	63		27%	62	28%
Europe	90		30%	88	30%
Middle East and Africa	9		5%	8	3%
North America	46		23%	38	20%
South America	32		14%	29	14%
Off-lease	3	(2)	1%	14	5%

Total	243		100%	239	100%
 _______________
(1)Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, and Embraer E2 aircraft.
(2)Of the 3 off-lease aircraft at February 29, 2024, we have executed leases for 2 narrow-body converted freighter aircraft and 1 narrow-body converted freighter aircraft that we are currently marketing for lease or sale.

The top ten customers for our owned aircraft at February 29, 2024 were as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	8.0%	India	13
LATAM	6.3%	Chile	13
KLM	5.0%	Netherlands	11
American Airlines	4.3%	United States	11
Lion Air(1)	4.0%	Indonesia	10
Viva Aerobus	3.7%	Mexico	7
Aerolineas Argentinas	3.6%	Argentina	7
Frontier Airlines	3.4%	United States	5
Wizz Air	3.2%	Hungary	5
Volaris	3.0%	Mexico	6
Total top ten customers	44.5%		88
All other customers	55.5%		155
Total all customers	100.0%		243

(1)Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the year ended February 29, 2024 as compared to the year ended February 28, 2023:

	Year Ended February 29,	Year Ended February 28,
	2024	2023
	(Dollars in thousands)
Revenues:
Lease rental revenue	$603,571	$586,508
Direct financing and sales-type lease revenue	16,503	9,030
Amortization of lease premiums, discounts and incentives	(20,420)	(20,574)
Maintenance revenue	132,179	138,099
Total lease revenue	731,833	713,063
Gain on sale or disposition of flight equipment	121,646	70,860
Other revenue	1,937	12,110
Total revenues	855,416	796,033
Operating expenses:
Depreciation	348,229	332,663
Interest, net	229,050	204,606
Selling, general and administrative	82,127	76,857
Provision for credit losses	12,081	1,507
Impairment of flight equipment	55,240	85,623
Maintenance and other costs	29,884	22,196
Total operating expenses	756,611	723,452

Other income (expense):
Loss on extinguishment of debt	—	(636)
Other	5,571	14,092
Total other income:	5,571	13,456

Income from continuing operations before income taxes	104,376	86,037
Income tax provision	23,265	25,466
Earnings of unconsolidated equity method investment, net of tax	2,205	2,188
Net income	$83,316	$62,759
Revenues:
Total revenues increased $59.4 million, attributable to:
Lease rental revenue increased $17.1 million, primarily attributable to an increase of $84.0 million related to 52 aircraft purchased since March 1, 2022.
This was partially offset by:
•a $28.3 million decrease related to the sale of 30 aircraft since March 1, 2022;
•a $13.3 million decrease, as the year ended February 28, 2023 included a cumulative catch-up adjustment to lease revenues for certain customers which the collectability assessment of lease payments changed to probable during the respective period – see Note 1 in the Notes to Consolidated Financial Statements regarding our lease revenue recognition policy;
•a $12.9 million decrease due to lease extensions, amendments, transitions, and other changes; and
•a $12.4 million decrease due to lease terminations.

Direct financing and sales-type lease revenue increased $7.5 million, primarily related to the reclassification of 12 aircraft to sales-type leases, partially offset by the sale of 9 aircraft since March 1, 2022.
Amortization of lease premiums, discounts and incentives:

	Year Ended February 29,	Year Ended February 28,
	2024	2023
	(Dollars in thousands)
Amortization of lease premiums	$(11,112)	$(11,214)
Amortization of lease discounts	931	765
Amortization of lease incentives	(10,239)	(10,125)

Amortization of lease premiums, discounts and incentives	$(20,420)	$(20,574)
Maintenance revenue. For the year ended February 29, 2024, we recorded $132.2 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries.
For the year ended February 28, 2023, we recorded $138.1 million of maintenance revenue, comprised primarily of $46.4 million related to scheduled lease expirations and $49.9 million related to the early lease terminations of 5 narrow-body, 1 wide-body, and 1 freighter aircraft. We also received $41.8 million of maintenance security letters of credit for our former Russian lessees during the year ended February 28, 2023, which was recognized in maintenance revenue.
Gain on sale or disposition of flight equipment. During the year ended February 29, 2024, we sold 28 aircraft and recognized gains on the sale or disposition of aircraft totaling $121.6 million, which included $43.2 million related to settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines, and gains of $32.7 million related to the reclassification of 10 aircraft from operating leases to sales-type leases. During the year ended February 28, 2023, we sold 25 aircraft for gains totaling $70.9 million.
Other revenue. During the year ended February 28, 2023, we received $7.1 million of payments on general security letters of credit for our former Russian lessees. We also recognized other revenue totaling $4.4 million for security deposits retained by us in connection with aircraft lease terminations and amendments.
During the year ended February 29, 2024, we collected the remaining general security letters of credit totaling $0.6 million.
Operating Expenses:
Total operating expenses increased $33.2 million attributable to:
Depreciation expense increased $15.6 million, primarily attributable to an increase of $37.2 million related to 52 aircraft purchased since March 1, 2022. This was partially offset by a decrease of $21.6 million related to 27 aircraft sold since March 1, 2022.
Interest, net increased $24.4 million due to a higher average cost of borrowing and higher weighted average debt outstanding of $83.0 million.
Selling, general and administrative expenses increased $5.3 million primarily due to an increase in personnel costs and ongoing Russian litigation expenses.
Provision for credit losses increased $10.6 million, primarily related to our credit provision for net investment in leases as a result of 12 aircraft that were reclassified from operating leases to sales-type leases – see Note 15 in the Notes to Consolidated Financial Statements. We also recognized a credit provision for debt securities received by us as part of an airline restructuring, as well as certain restructured receivables, during the year ended February 29, 2024.
Impairment of aircraft. During the year ended February 29, 2024, the Company recorded impairment charges totaling $55.2 million, of which $39.5 million were transactional impairments related to scheduled aircraft lease expirations and engine redeliveries. The Company recognized $48.0 million of maintenance revenue for these aircraft and engines. We also recorded impairments of $9.5 million resulting from the completion of our annual fleet review during the third quarter of fiscal 2023.
During the year ended February 28, 2023, the Company wrote off the remaining book values of 8 narrow-body and 1 freighter aircraft in Russia which have not been returned to it. As a result, the Company recorded impairment charges totaling $31.9 million during the year ended February 28, 2023. The Company also recognized $20.3 million of maintenance and other revenue for these 9 aircraft related to payments received on maintenance and general security letters of credit.
In addition to the asset write-offs above, during the year ended February 28, 2023, the Company recorded impairment charges totaling $53.7 million primarily related to the scheduled lease expirations of 3 narrow-body aircraft and lease terminations of 2 narrow-body aircraft, as well as 1 wide-body aircraft resulting from our annual fleet review. The Company recognized $58.9 million of maintenance and lease rentals received in advance into revenue for these aircraft during the year ended February 28, 2023.
Maintenance and other costs increased $7.7 million, primarily attributable to higher aircraft insurance premiums and higher costs due to the timing of transition of aircraft to new lessees. Higher transition costs are largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.
Other Income (Expense):
Total other income decreased by $7.9 million. During the year ended February 29, 2024, the Company recognized $5.6 million of other income primarily consisting of cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.
During the year ended February 28, 2023, the Company recognized $14.1 million of other income related to claims settlements received in the form of cash, notes, or equity securities from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings, partially offset by a $0.6 million loss on extinguishment of debt.
Income Tax Provision:
Our income tax expense was $23.3 million and $25.5 million and our effective tax rate was 22.3% and 29.6% for the years ended February 29, 2024 and February 28, 2023, respectively. The year ended February 28, 2023 included higher income taxes of $10.4 million related to certain intra-entity transfers of aircraft assets to Irish aircraft-owning entities. This was partially offset by an increase in taxes attributable to changes in the mix of profits in taxable and non-taxable jurisdictions, and, in particular, incremental profits earned in Ireland.
Results of Operations for the year ended February 28, 2023 as compared to the year ended February 28, 2022:
We have omitted discussion of the above two periods covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on April 25, 2023. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended February 28, 2023 to the year ended February 28, 2022.
Aircraft Valuation
For complete information on impairment of flight equipment, see Note 2 in the Notes to the Consolidated Financial Statements and “Comparative Results of Operations” above.

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
Typically, under an operating lease, the lessee will be responsible for performing maintenance on the relevant aircraft and will typically be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lease requires monthly maintenance payments, we would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components to the extent of maintenance payments received in respect of the specific maintenance event, usually shortly following completion of the relevant work. If a lease requires end of lease term maintenance payments, typically the lessee would be required to pay us for its utilization of the aircraft during the lease; however, in some cases, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
We record monthly maintenance payments by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of most monthly maintenance payments until we are able to determine the amount, if any, by which the monthly maintenance payments received from a lessee exceed costs to be incurred by that lessee in performing heavy maintenance, which generally occurs at or near the end of a lease. End of lease term maintenance payments made to us are recognized as maintenance revenue and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
For purchase-lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the fair value of the aircraft and lease. The fair value of the lease may include a maintenance premium and a lease premium or discount.
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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. Additional customer or aircraft specific recoverability assessments are also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. We focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
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
Net Investment in Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we recognize the lease as a direct financing or sales-type lease. The net investment in leases consists of the lease receivable, estimated unguaranteed residual value of the leased flight equipment at lease-end and, for direct financing leases, deferred selling profit. For sales-type leases, we recognize the difference between the net book value of the aircraft and the net investment in the lease as a gain or loss on sale of fight equipment. Selling profit on a direct financing lease is deferred and amortized over the lease term, and a selling loss is recognized at lease commencement. Interest income on our net investment in leases is recognized as Direct financing and sales-type lease revenue over the lease term in a manner that produces a constant rate of return on the net investment in the lease.
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
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach Level 2 or 3, which include third party appraisal data and an income approach Level 3, which include the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital.
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
During the year ended February 29, 2024, we met our liquidity and capital resource needs with $370.3 million of cash flows from operations and $361.8 million of proceeds from the sale of aircraft and other flight equipment.

As of February 29, 2024, the weighted average maturity of our secured and unsecured debt financings was 3.1 years and we were in compliance with all applicable covenants. We have also determined that as of February 29, 2024, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of April 1, 2024, total liquidity of $3.0 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and sales through April 1, 2025, $0.3 billion of committed equity and $0.1 billion of unrestricted cash. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.
Cash Flows

	Year Ended
	February 29,	February 28,
	2024	2023
	(Dollars in thousands)
Net cash flow provided by operating activities	$370,254	$437,737
Net cash flow used in investing activities	(879,115)	(537,874)
Net cash flow provided by financing activities	406,977	161,316
Operating Activities:
Cash flow provided by operating activities was $370.3 million and $437.7 million for the years ended February 29, 2024 and February 28, 2023, respectively. The decrease was primarily attributable to higher cash paid for interest of $47.4 million, of which $15.2 million relates to the timing of interest payments, and the remaining increase due to a higher average cost of borrowing and higher weighted average debt outstanding during the year ended February 29, 2024.
In addition, the year ended February 28, 2023 included incremental customer collections related to the repayment of lease deferrals and other outstanding receivables that had accumulated during the COVID-19 pandemic, as well as $48.9 million of payments received on maintenance and general security letters of credit for our former Russian lessees.
Investing Activities:
Cash flow used in investing activities was $879.1 million and $537.9 million for the years ended February 29, 2024 and February 28, 2023, respectively. The net increase of $341.2 million was primarily attributable to a $246.1 million increase in the acquisition and improvement of flight equipment, in addition to lower proceeds from the sale or disposition of flight equipment of $64.6 million. Proceeds from the sale or disposition of flight equipment for the year ended February 29, 2024 includes cash settlement proceeds of $43.2 million received in respect of 4 aircraft formerly on lease to Russian airlines — see Note 3 to the Notes to Consolidated Financial Statements. Aircraft sales deposits received, net of aircraft purchase deposits paid and progress payments decreased $22.7 million.
Financing Activities:
Cash flow provided by financing activities was $407.0 million and $161.3 million for the years ended February 29, 2024 and February 28, 2023, respectively. The net increase of $245.7 million was primarily attributable to $200.0 million in proceeds from the issuance of our common stock, in addition to a $38.5 million increase in borrowings from secured and unsecured financings, net of repayments.
Debt Obligations
For complete information on our debt obligations, please see Note 8 in the Notes to Consolidated Financial Statements below.

Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $6.1 billion at February 29, 2024 from $6.0 billion at February 28, 2023, due to higher outstanding debt and interest obligations, partially offset by lower aircraft purchase commitments.
The following table presents our actual contractual obligations and their payment due dates as of February 29, 2024.

	Payments Due by Period as of February 29, 2024
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2024-2029	$3,850,000	$500,000	$1,300,000	$2,050,000	$—
Revolving Credit Facilities	20,000	—	20,000	—	—
Bank Financings	883,451	324,514	142,574	72,717	343,646
Total principal payments	4,753,451	824,514	1,462,574	2,122,717	343,646
Interest payments on debt obligations(1)	805,973	214,206	352,800	217,849	21,118
Office leases(2)	28,770	2,938	5,504	4,711	15,617
Purchase obligations(3)	525,053	222,834	302,219	—	—
Total	$6,113,247	$1,264,492	$2,123,097	$2,345,277	$380,381
 _____________
(1)Future interest payments on variable rate, SOFR-based debt obligations are estimated using the interest rate in effect at February 29, 2024.
(2)Represents contractual payment obligations for our office leases in the United States, Ireland and Singapore.
(3)At February 29, 2024, we had signed purchase agreements to acquire 17 aircraft for $525.1 million. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 19, 2024, we have commitments to acquire 12 aircraft for $393.3 million.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended February 29, 2024, and February 28, 2023 and 2022, we incurred a total of $76.0 million, $90.8 million and $46.6 million, respectively, of capital expenditures, including lease incentives, related to the acquisition and improvement of flight equipment.
As of February 29, 2024, the weighted average age by Net Book Value of our aircraft was 9.3 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement.
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

Off-Balance Sheet Arrangements
We entered into a joint venture arrangement in order to help expand our base of new business opportunities. This joint venture does not qualify for consolidated accounting treatment. The assets and liabilities of this entity are not included in our consolidated balance sheets and we record our investment under the equity method of accounting. See Note 5 in the Notes to Consolidated Financial Statements.
We hold a 25% equity interest in our joint venture with Mizuho Leasing and as of February 29, 2024, the net book value of its 9 aircraft was $271.7 million.
Foreign Currency Risk and Foreign Operations
At February 29, 2024, more than 99% of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended February 29, 2024, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $21.0 million in U.S. dollar equivalents and represented approximately 26% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not yet entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended February 29, 2024, and February 28, 2023 and 2022, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the years ended February 29, 2024, and February 28, 2023 and 2022.

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
	(Dollars in thousands)
Net income (loss)	$83,316	$62,759	$(278,209)
Depreciation	348,229	332,663	337,528
Amortization of lease premiums, discounts and incentives	20,420	20,574	20,190
Interest, net	229,050	204,606	214,352
Income tax provision (benefit)	23,265	25,466	(7,998)

EBITDA	$704,280	$646,068	$285,863

Adjustments:
Impairment of flight equipment	55,240	85,623	452,250
Loss on extinguishment of debt	—	636	14,156

Adjusted EBITDA	$759,520	$732,327	$752,269
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
As of February 29, 2024, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.4 million and $3.4 million, respectively, over the next twelve months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Annual Report, are filed as part of this Annual Report and appear in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2024. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2024.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of February 29, 2024. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 29, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this Annual Report. The identification of our Audit Committee and our Audit Committee financial experts is posted on our website at www.aircastle.com under “ABOUT - COMMITTEE COMPOSITION”. Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers is posted on our website at www.aircastle.com under “ESG”.
Information about our Directors. The members of the Board of Directors of the Company (the “Board”) are Douglas A. Hacker, Naoshi Hirose, Michael J. Inglese, Taro Kawabe, Keiji Okuno, Charles W. Pollard and Takayuki Sakakida.

Name	Age
Douglas A. Hacker	68
Naoshi Hirose	61
Michael J. Inglese	63
Taro Kawabe	56
Keiji Okuno	60
Charles W. Pollard	66
Takayuki Sakakida (Chairman)	52
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
Naoshi Hirose was appointed to our Board as of April 8, 2024. Currently holding the position of Managing Executive Officer and serving as the Regional CEO for the Americas, as well as the Regional COO for North & Central Americas at Marubeni, he also holds the role of President and CEO of Marubeni America Corporation. Mr. Hirose joined Marubeni in January 2023 and from April 2023 he held the positions of Managing Executive Officer and Senior Operating Officer for CSO, in which he served as a Member of the Corporate Management Committee, exercising oversight of Marubeni group’s business operations. Prior to joining Marubeni, Mr. Hirose served the Ministry of Economy, Trade, and Industry in Japan for over 35 years, holding key positions, including Vice-Minister for International Affairs. Mr. Hirose’s academic background includes a bachelor's degree from the Faculty of Law at Tokyo University in Tokyo and a Master’s degree from the Princeton School of Public and International Affairs at Princeton University. With over three decades of such experience, Mr. Hirose contributes a wealth of expertise to the Board, notably in operational management, strategic planning, and financial matters pertinent to the aviation sector.
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
Keiji Okuno was appointed to our Board as of September 26, 2022. Before joining Aircastle, Mr. Okuno was Senior Vice President of PNB-Mizuho Leasing & Finance Corporation and is also a Director of PNB-Mizuho Equipment & Rental Corporation. From January 2019 to November 2019, Mr. Okuno was Deputy General Manager of Mizuho Leasing Ltd. Prior to joining Mizuho Leasing Co. Ltd., Mr. Okuno had over 15 years at ORIX Group in various roles including Vice President, Global Business Group, Executive Vice President, and Managing Director. Mr. Okuno received a B.A. from Dokkyo University and a diploma from New York University. Mr. Okuno is a CPA.

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
Code of Business Conduct and Ethics. To help ensure that the Company abides by applicable corporate governance standards, our Board has adopted a Code of Business Conduct and Ethics and a Code of Ethics for Chief Executive and Senior Financial Officers, which are posted on our website at http://www.aircastle.com under “ESG” and which are available in print to any shareholder of the Company upon request.
Audit Committee of the Board of Directors. Takayuki Sakakida (Chairman), Keiji Okuno and Douglas A. Hacker are designated as members of the Audit Committee.
In addition, our Board has determined that Mr. Hacker is qualified as an audit committee financial expert, under the SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our 2023 fiscal year began on March 1, 2023 and ended on February 29, 2024. All references herein to a year shall mean our fiscal year unless otherwise noted.
This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and programs. This Compensation Discussion and Analysis focuses on the compensation paid for our 2023 fiscal year to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers, together referred to as our named executive officers (“NEOs”). For 2023, our NEOs were:

Named Executive Officer	Title
Michael J. Inglese	Chief Executive Officer
Roy Chandran	Chief Financial Officer
Douglas C. Winter	Chief Commercial Officer
Christopher L. Beers	Chief Legal Officer & Secretary
Paul O’Callaghan	Chief Operations Officer
Paul O’Callaghan, formerly, EVP, Portfolio Management, was appointed and promoted to Chief Operations Officer of the Company effective March 1, 2023.
Pay for Performance Philosophy
We believe executive compensation should be tied to Company performance weighted in favor of long-term performance, and our compensation program for 2023 rewarded executives and employees in two areas:
•Annual Corporate Performance: Achievement of internal corporate financial metrics focused on: (i) profit before tax; (ii) cash flow; (iii) growth through new investments; and (iv) discrete objectives (as described below); and
•Individual Performance: Achievement of individual performance goals set at the beginning of each year.

For 2023, we granted an annual incentive compensation award in the form of a cash bonus, the payment of which was based on the achievement of a mix of corporate financial metrics and individual performance goals. For more highly compensated employees, including our NEOs, achievement of the corporate financial metrics carried a greater weighting relative to individual performance, as illustrated in the table below:

Position	Corporate Performance	Individual Performance
CEO	85%	15%
Other NEOs	80%	20%
2023 Corporate Financial Metrics. We based corporate performance targets on the Company’s business plan and established a performance range for each metric. Results below the low end of each range would yield a minimum contribution of 50% to the Company’s incentive compensation pool for that metric. Conversely, performance above target would result in an enhanced contribution to the Company’s incentive compensation pool, up to a 150% contribution at the upper end of the performance range for each metric. For 2023, we established the following targets, performance ranges and relative weightings for the corporate financial metrics:

Metric	2023 Target (in millions)	Performance Range	Weighted Score
Profit before tax(1)	$59.0	50%-150%	40%
Cash flow(2)	$373.0	50%-150%	20%
Net investments(3)	$1,335.0	50%-150%	20%
Discrete objectives (4)	$—	50%-150%	20%

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
Individual Performance Goals. We set individual performance goals for every employee at the beginning of each year and measure each employee’s performance against those goals at the end of the year to determine incentive compensation levels. We set individual bonus targets based on an employee’s function, role and seniority within the organization, among other factors.
For 2023, we determined the final amount of our annual incentive compensation awards for each employee by applying the weighted corporate financial metrics and individual performance goals, and such awards were paid out to our executive officers in the form of cash.
For additional retention purposes, we also granted long term incentive awards in 2023 as part of our long term incentive award program that was introduced in 2021 – see below for further discussion of our long-term incentive award program.
Compensation Overview
For 2023, there were three primary elements of total direct compensation: base salary, annual incentive compensation in the form of a cash bonus, and a long term incentive plan award.
Base Salary. Base salaries provide fixed compensation and allow us to attract and retain talented management. We set base salaries for our NEOs and review them periodically by taking into account the current market environment and the responsibilities, experience, value to the Company and demonstrated performance of our NEOs.
Annual Incentive Compensation. We grant an annual incentive compensation award in the form of a cash bonus based on the Company’s performance against corporate financial metrics and performance against individual performance goals.
Long-Term Incentive Plan. In 2021, we introduced a long term incentive (“LTI”) award program, in the form of long term cash awards, for our executive officers and certain other senior professionals. The LTI awards are intended to enhance management retention by rewarding participants for exceptional performance over a three-year performance period using the internal rate of return with respect to our common shareholders’ book equity (“Book Equity IRR”) as the measure of long-term performance. Each fiscal year within the three-year performance period constitutes a performance year. Our LTI awards are granted with a target award amount, whereby one-third of the target award relates to each performance year. The annual award earned in respect of a given performance year is adjusted based on the Book Equity IRR achieved for the given performance year. The Book Equity IRR for each performance year is evaluated against a performance range in order to determine the target annual award earned. The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award.
For maximum retention, our executive officers’ LTI awards cliff-vest at the end of the three-year performance period subject to continued employment through such date. Prior to his appointment as our Chief Operations Officer effective March 1, 2023, Mr. O’Callaghan was granted non-executive officer LTI awards in 2022 and 2021 that vest annually on the last day of each performance year, subject to his continued employment through such date.
Our LTI awards granted in 2023, 2022 and 2021 have the following performance ranges with results between the minimum and target and the maximum and target being interpolated on a linear basis.

Annual Performance Range for LTI Awards

Book Equity IRR
2023 LTI Awards	2022 LTI Awards	2021 LTI Awards	% of Target Annual Award Earned
Equal to or greater than 5%	Equal to or greater than 4%	Equal to or greater than 6%	150%
Greater than 2.5% and less than 5%	Greater than 1.5% and less than 4%	Greater than 2.5% and less than 6%	Interpolated
Equal to 1.0% through 2.5%	Equal to 0.5% through 1.5%	Equal to 0.5% through 2.5%	100%
Greater than -1.5% and less than 1.0%	Greater than -2.0% and less than 0.5%	Greater than -3.0% and less than 0.5%	Interpolated
Less than or equal to -1.5%	Less than or equal to -2.0%	Less than or equal to -3.0%	50%

Actual Performance for 2023 Performance Year. The Company’s financial performance reflects the continued expansion of global air traffic and strong demand for our narrow-body passenger aircraft, OEM production issues and delivery delays, as well as the improved financial health of our airline customers. Our financial results also are partly driven by the increased demand for our aircraft through lease extension requests, end-of-lease maintenance payments, strong gains on sales and cash settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines. As a result, the Book Equity IRR for the 2023 performance year was 3.9%. Therefore, the portion of our 2023, 2022 and 2021 LTI awards related to the 2023 performance year were earned at 128%, 148% and 120%, respectively. For our executive officers other than Mr. O’Callaghan, the 2021 LTI Awards cliff-vested on February 29, 2024 and the 2022 LTI awards will cliff-vest on February 28, 2025. For all of our executive officers, the 2023 LTI awards will cliff-vest on February 28, 2026.
For our executive officers other than Mr. O’Callaghan, the 2021 LTI Awards that cliff-vested on February 29, 2024, were earned with respect to each performance year during the three-year performance period as follows:

2021 LTI Awards
Performance Year	Book Equity IRR	% of Target Annual Award Earned
Fiscal Year 2021	Less than -3.0%	50%
Fiscal Year 2022	2.9%	105.8%
Fiscal Year 2023	3.9%	120%

For Mr. O’Callaghan, the portion of his 2021 LTI Award payable for the 2023 performance year was earned at 120% and vested on February 29, 2024, and the portion of his 2022 LTI Award payable for the 2023 performance year was earned at 148% and vested on February 29, 2024.
Other Compensation. Our NEOs are eligible to receive severance payments and accelerated vesting of restricted cash awards and LTI awards in certain circumstances, as described in greater detail below in the section entitled “Potential Payments upon Termination or Change in Control”. Severance and change in control benefits provide transitional assistance for separated employees and are essential to recruiting and retaining talented executives in a competitive market. In addition, our NEOs are also eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of our NEOs.
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
Summary. The primary goals of our compensation programs are to attract, motivate and retain the most talented and dedicated employees and to align incentive compensation with Company performance.
2023 Compensation
Performance versus Corporate Financial Metrics. For 2023, the Company’s performance against its corporate financial metrics resulted in an incentive compensation pool equal to 119% of the total target, as shown in the table below. Certain financial metrics, such as profit before tax and cash flow, were impacted by the effects of the increased demand for our aircraft, end-of-lease maintenance payments, strong gains on sales and cash settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines.

Metric	2023 Target (in millions)	Weighting	2023 Performance (in millions)	Performance Range	Performance	Weighted Score
Profit before tax	$59.0	40%	$106.6	50% - 150%	150%	60%
Cash flow	$373.0	20%	$370.3	50% - 150%	97%	19%
New investments	$1,355.0	20%	$1,344.9	50% - 150%	99%	20%
Discrete objectives	—	20%	—	50% - 150%	100%	20%
Total						119%
Performance versus Individual Performance Goals. For 2023, the performance of each of our NEOs against the individual performance goals was equal to 110% of target.
The Compensation Committee took the following actions related to fiscal year 2023 annual incentive compensation for our NEOs, which was determined solely based on the achievement of the corporate financial metrics and individual performance goals:

Named Executive Officer	2023 Incentive Compensation
Michael J. Inglese	$884,288 cash
Roy Chandran	$675,280 cash
Douglas C. Winter	$675,280 cash
Christopher L. Beers	$675,280 cash
Paul O’Callaghan	$493,366 cash
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
Role of Executive Officers. For 2023, the Compensation Committee set the corporate financial metrics at the beginning of the year based on the annual business plan endorsed by the Board. The Compensation Committee also set individual performance goals for the Chief Executive Officer, who in turn established individual performance goals for the other NEOs. Regularly during the year, the senior management team presented to us the Company’s actual performance against the corporate performance metrics. The Compensation Committee shared these discussions with the full Board on a regular basis.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board is currently comprised of three Directors and operates pursuant to a written charter, which is available at http://www.aircastle.com under “ESG.”

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

Respectfully submitted,
The Compensation Committee

Charles W. Pollard, Chair
Takayuki Sakakida
Michael J. Inglese

Summary Compensation Table for 2023
The table below sets forth information regarding fiscal years 2023, 2022 and 2021 compensation for each of our NEOs.

			Awards
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Non-Equity Incentive Plan(2)	All Other Compensation(3)	Total
Michael J. Inglese	2023	$750,000	$939,660	$2,298,667	$15,540	$4,003,867
Chief Executive Officer	2022	750,000	1,036,185	—	14,607	1,800,792
	2021	750,000	678,060	—	13,340	1,441,400

Roy Chandran	2023	$575,000	$639,026	$551,680	$15,540	$1,781,246
Chief Financial Officer	2022	525,000	568,407	—	14,607	1,108,014
	2021	475,000	300,240	—	13,440	788,680

Douglas C. Winter	2023	$575,000	$704,838	$919,467	$15,540	$2,214,845
Chief Commercial Officer	2022	575,000	692,133	—	14,607	1,281,740
	2021	575,000	375,300	—	13,508	963,808

Christopher L. Beers	2023	$575,000	$704,838	$919,467	$15,540	$2,214,845
Chief Legal Officer &	2022	575,000	692,133	—	14,607	1,281,740
Secretary	2021	575,000	375,300	—	13,987	964,287

Paul O’Callaghan (4)	2023	$450,025	$372,838	$96,160	$54,003	$973,026
Chief Operations Officer
_______________
(1)Bonus compensation consists of: (i) cash bonuses, (ii) the portion of 2020 bonus restricted cash awards vested in 2022 and 2023, and (iii) the portion of 2019 bonus restricted cash awards vested in 2021 and 2022.
(2)See Compensation Overview-Long Term Incentive Plan above for information regarding our cash-based LTI awards granted in 2023, 2022 and 2021. Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan” column of the Summary Compensation Table for the year earned, not the year in which the LTI award was originally granted. Accordingly, the amounts reported for 2023 represents the 2021 LTI awards granted to our NEOs (other than Mr. O’Callaghan), which vested on February 29, 2024. See footnote (4) below for additional information regarding Mr. O’Callaghan’s cash-based LTI awards.
(3)The amounts reported in this column consist of Company contributions made to each named executive officer’s retirement plan account and certain insurance premiums paid by the Company.
(4) Paul O’Callaghan became one of the Company’s NEOs for 2023 as a result of his appointment and promotion to Chief Operations Officer effective March 1, 2023. The amount reported in the “Non-Equity Incentive Plan” column relates to non-executive, cash-based LTI awards granted to Mr. O’Callaghan in 2022 and 2021 prior to his appointment as Chief Operations Officer, which vested with respect to the 2023 performance year on February 29, 2024 and were paid out immediately upon vesting.

Grants of Plan-Based Awards for 2023

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)(3)
Name	Grant Date	Vesting Date	Grant of Cash LTI Award (1)	Minimum ($)	Target ($)	Maximum ($)
Michael J. Inglese	May 1, 2023	February 28, 2026	$2,500,000	$1,900,418	$2,733,752	$3,567,086

Roy Chandran	May 1, 2023	February 28, 2026	$1,000,000	$760,168	$1,093,502	$1,426,836

Douglas C. Winter	May 1, 2023	February 28, 2026	$1,000,000	$760,168	$1,093,502	$1,426,836

Christopher L. Beers	May 1, 2023	February 28, 2026	$1,000,000	$760,168	$1,093,502	$1,426,836

Paul O’Callaghan	May 1, 2023	February 28, 2026	$426,919	$324,529	$466,836	$609,142
_______________
(1)Represents the aggregate target amount of our cash-based LTI awards granted to our NEOs in 2023.
(2)The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award. These amounts in the table reflect actual performance for the 2023 performance year (120%) and estimated minimum, target, and maximum amounts for the 2024 and 2025 performance years. See Compensation Overview – Long Term Incentive Plan above for information regarding our cash-based LTI awards.
(3)Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the year earned, not the year granted. Accordingly, see the Summary Compensation Table for 2023 for the total amounts paid out to our NEOs with respect to the 2021 LTI awards granted to our NEOs (other than Mr. O’Callaghan), which vested on February 29, 2024. See footnote (4) to the Summary Compensation Table for 2023 for additional information regarding the vesting and payment of Mr. O’Callaghan’s 2021 and 2022 LTI awards.
Employment Agreements with NEOs
Through our subsidiaries, Aircastle Advisor LLC and Aircastle (Ireland) Designated Activity Company, we have entered into an employment agreement (as amended) with each of our NEOs. These employment agreements generally provide for payment of an annual base salary and the executives’ eligibility to receive an annual cash bonus with indicated target annual cash bonus and LTI award levels.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table and summary set forth potential amounts payable to our NEOs upon termination of employment or a change in control, as described below. The table below reflects amounts payable to our NEOs assuming termination of employment on February 29, 2024:

Name and Principal Position	Voluntary resignation by executive	Termination by us for cause	Termination by us without cause	Termination by us without cause or by executive for good reason following change in control(1)	Termination by executive for good reason	Normal retirement	Death or disability
Michael J. Inglese
Cash Severance	$—	$—	$1,500,000	$3,000,000	$1,500,000	$—	$—
Pro-rata Bonus (assumes February 29 termination)	—	—	750,000	750,000	750,000	—	750,000
COBRA Reimbursement	—	—	74,772	74,772	74,772	—	74,772
Vacation	80,769	80,769	80,769	80,769	80,769	80,769	80,769
Remainder of Restricted Cash and LTI Awards(1)	—	—	8,234,753	8,234,753	8,234,753	—	8,234,753

Roy Chandran
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 29 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	74,772	74,772	74,772	—	74,772
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	2,680,328	2,680,328	2,680,328	—	2,680,328

Douglas C. Winter
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 29 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	58,018	58,018	58,018	—	58,018
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	3,306,903	3,306,903	3,306,903	—	3,306,903

Christopher L. Beers
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 29 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	74,772	74,772	74,772	—	74,772
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	3,306,903	3,306,903	3,306,903	—	3,306,903

Paul O’Callaghan
Cash Severance	$—	$—	$876,305	$1,752,610	$876,305	$—	$—
Pro-rata Bonus (assumes February 29 termination)	—	—	426,918	426,918	426,918	—	426,918
Health Insurance Benefits	—	—	3,867	3,867	3,867	—	3,867
Vacation	48,396	48,396	48,396	48,396	48,396	48,396	48,396
Remainder of Restricted Cash and LTI Awards(1)	—	—	598,865	598,865	598,865	—	598,865
_______________
(1)Includes the portion of 2020 bonus restricted cash awards vesting on March 1, 2024, the 2022 LTI awards (or for Mr. O’Callaghan, the applicable portion thereof) vesting on February 28, 2025, and the 2023 LIT awards vesting on February 28, 2026.

As described above in the section entitled “Employment Agreements with NEOs,” we, through our subsidiaries, Aircastle Advisor LLC and Aircastle (Ireland) Designated Activity Company, have entered into employment agreements (as amended) with our named executive officers which set forth certain terms and conditions of their employment relating to termination and termination payments.

Under the employment agreements for our named executive officers:
•if the employment of such named executive officer is terminated without “cause” or with “good reason” (as defined in such employment agreement), and if he signs a general release of claims and complies with the covenants described below, then he will be entitled to receive: (i) an amount equal to the sum of the base salary and target annual cash bonus for the year of termination, payable over a one-year period (two times such amount and payable in a lump sum if the termination occurs within 120 days prior to or within two years following a “change in control” as defined in such employment agreement); (ii) a pro-rata annual bonus for the year of termination; (iii) reimbursement of COBRA premiums or health insurance benefits for up to twelve months; (iv) accelerated vesting of any remaining cash-based LTI awards; and
•such named executive officer covenants not to compete with Aircastle for six months following termination of his employment for any reason and will not solicit the employees of Aircastle or the clients or customers of Aircastle for competing business, in each case, for a period of twelve months following termination.
Director Compensation Table for 2023
The table below describes our compensation of Directors for the fiscal year ended February 29, 2024:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Douglas A. Hacker	$170,000	$170,000
Charles W. Pollard	170,000	170,000
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management. The table below sets forth information as of April 18, 2024, as to the beneficial ownership of our Common Shares.

Name and Address of Beneficial Owner	Common Shares Held	Percent of Class
Marubeni Corporation(1) 4-2 Ohtemachi 1-chome Chiyoda-ku, Tokyo, 100-8088 Japan	7,782	50%
MM Air Limited(2) c/o Compass Administration Services Ltd. Crawford House 50 Cedar Avenue Hamilton, HM11, Bermuda	7,782	50%
_______________
(1)Marubeni beneficially owns 7,782 Common Shares through its wholly owned subsidiary Marubeni Aviation Corporation. During the year ended February 29, 2024, we issued 758 shares to Marubeni.
(2)MM Air Limited beneficially owns 7,782 Common Shares. MM Air Limited is controlled by affiliates of Marubeni and Mizuho Leasing. During the year ended February 29, 2024, we issued 758 shares to MM Air Limited.

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
We incurred fees from our Shareholders as part of intra-company service agreements totaling $8.3 million during the year ended February 29, 2024, whereby our Shareholders provide certain management and administrative services to the Company. In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $1.5 million during the year ended February 29, 2024.
On January 31, 2024, we entered into an amendment that extended the maturity date of our $200.0 million unsecured revolving credit facility with Mizuho Marubeni Leasing America Corporation, a related party – see Note 8 in the Notes to Consolidated Financial Statements for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On February 8, 2024, we entered into an amendment that extended the maturity date of our $300.0 million unsecured revolving credit facility with Mizuho Bank Ltd., a related party – see Note 8 in the Notes to Consolidated Financial Statements for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
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
Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries was, is or will be a participant, in which the amount involved exceeds $120.0 thousand, and in which any Related Person had, has or will have a direct or indirect material interest.
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
Director Independence
Although our Common Shares are no longer listed on the NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors, the Board considers the current Directors Messrs. Hacker and Pollard to be independent and that Directors Messrs. Hirose, Inglese, Kawabe and Okuno to be not independent. The Board also considers the current Chairman Mr. Sakakida to be not independent. Our standing Risk and Governance, Audit and Compensation Committees include independent and non-independent Directors.
In addition, the Board considered transactions described above under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions” in making the independence determinations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the fiscal year 2023 and 2022 financial statements, the Company entered into an engagement letter with Ernst & Young LLP (“EY”) that sets forth the terms by which EY has performed audit services for the Company. Professional services rendered by EY for the years ended February 29, 2024 and February 28, 2023 were as follows:

	Year Ended February 29,	Year Ended February 28,
	2024	2023
Audit fees(1)	$2,315,000	$2,220,000
Tax fees(2)	844,800	754,000
All other fees(3)	5,200	5,200
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
(3)Represents fee for online research tool subscription.
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
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of February 29, 2024 and February 28, 2023.
		Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 29, 2024, and February 28, 2023 and 2022.
		Consolidated Statements of Cash Flows for the years ended February 29, 2024, and February 28, 2023 and 2022.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 29, 2024, and February 28, 2023 and 2022.
		Notes to Consolidated Financial Statements.
	2.	Financial Statement Schedules.
		There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.
	3.	Exhibits.
		The exhibits filed herewith are listed on the Exhibit Index filed as part of this Annual Report on Form 10-K.

(B)    EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Memorandum of Association of Aircastle Limited (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

3.2	Amended and Restated Bye-laws of Aircastle Limited (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

3.3	Certificate of Designations, dated June 8, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

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

4.13
Indenture, dated as of July 18, 2023, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2023).

Exhibit No.	Description of Exhibit

4.14
Indenture, dated as of January 22, 2024, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2024).

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2017). #

10.2	Form of Amendment to Executive Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). #

10.3	Form of Amended and Restated Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2011).

10.4
Registration Rights Agreement, dated as of April 4, 2012, by and among Aircastle Limited and Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2012).

10.5
Share Purchase Agreement, dated as of August 7, 2012, by and among Aircastle Limited and the Fortress Shareholders named therein (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on August 13, 2012).

10.6
Registration Rights Agreement, dated as of November 30, 2012, by and among Aircastle Limited and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co and RBC Capital Markets, LLC, as representatives of the several Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012).

10.7	Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 25, 2017). #

10.8
Purchase Agreement COM0270-15, dated as of June 12, 2015, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2015). Ø

10.9
Amendment No. 1 to Purchase Agreement COM0270-15, dated as of June 22, 2016, by and between Aircastle Holding Corporation and Embraer S. A. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.10
Amendment No. 2 to Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

.
10.11
Amendment No. 3 to Purchase Agreement COM0270-15, dated as of January 13, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.12
Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.13
Amendment No. 5 to Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.14
Amendment No. 6 to Purchase Agreement COM0270-15, dated as of June 29, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018). Ø

10.15
Amendment No. 7 to Purchase Agreement COM0270-15, dated as of February 5, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019). ØØ

10.16
Amendment No. 8 to Purchase Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

Exhibit No.	Description of Exhibit

10.17
Amendment No. 9 to Purchase Agreement COM0270-15, dated as of August 28, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.18
Amendment No. 10 to Purchase Agreement COM0270-15, dated as of September 18, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.19
Amendment No. 11 to Purchase Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.20
Amendment No. 12 to Purchase Agreement COM0270-15, dated as of June 2, 2021, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.21
Amendment No. 13 to Purchase Agreement COM0270-15, dated as of September 2, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.22
Amendment No. 14 to Purchase Agreement COM0270-15, dated as of September 17, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.23
Amendment No. 15 to Purchase Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.24
Amendment No. 16 to Purchase Agreement COM0270-15, dated as of February 9, 2022, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.25
Amendment No. 17 to Purchase Agreement COM0270-15, dated as of August 24, 2022 (Amendment No. 17), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 12, 2022). ** ØØ

10.26
Amendment No. 18 to Purchase Agreement COM0270-15, dated as of December 8, 2022 (Amendment No. 18), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2023). ** ØØ

10.27
Amendment No. 19 to Purchase Agreement COM0270-15, dated as of April 18, 2023 (Amendment No. 19), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 12, 2023). ** ØØ

10.28
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.29
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.30
Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.31
Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.32
Amendment No. 5 to Letter Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

Exhibit No.	Description of Exhibit

10.33
Amendment No. 6 to Letter Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.34
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

10.38
Subscription Agreement, dated July 5, 2023, by and among Aircastle Limited, MM Air Ltd. and Marubeni Aviation Holdings Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

10.39
Amendment Agreement to the Seventh Amended and Restated Credit Agreement, dated as of February 8, 2024, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders. *

21.1	Subsidiaries of the Subsidiaries of the Registrant. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Act of 2002. *

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2024 and February 28, 2023; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended February 29, 2024, and February 28, 2023 and 2022; (iii) Consolidated Statements of Cash Flows for the years ended February 29, 2024, and February 28, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 29, 2024, and February 28, 2023 and 2022; and (v) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and Subsidiaries (the Company) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended February 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2024 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability assessment and Impairment of flight equipment held for lease
Description of the Matter
As more fully described in Note 1 to the consolidated financial statements, flight equipment held for lease is assessed for recoverability by management on an aircraft-by-aircraft basis annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of the assessments during the year ended February 29, 2024, the Company recorded impairment charges of $55 million related to the flight equipment held for lease.

Auditing the Company’s assessment of recoverability of flight equipment held for lease was judgmental due to the estimation required in determining the future cash flows to evaluate whether such cash flows were less than the carrying amount of flight equipment. Further, auditing this analysis also involved evaluating the assumptions utilized in estimating the fair values to calculate the impairment charges. In particular, the future cash flows were sensitive to changes related to significant assumptions such as the estimation of the future projected lease rates, future maintenance cash flows, as well as the value of aircraft adjusted for maintenance condition at the end of the useful life.

How We Addressed the Matter in Our Audit
To test the estimated future cash flows attributable to the flight equipment held for lease, we performed audit procedures on certain transactions that included, among others, evaluating and testing the estimation of the future projected lease rates, future maintenance cash flows, the value of aircraft adjusted for maintenance condition at the end of the useful life and the underlying data used by the Company in its analysis. Our testing of the Company’s significant assumptions included, among others, comparing data to currently contracted lease rental and maintenance cash flows, evaluating future projected lease rates to third party data, evaluating the timing and cost of estimated future maintenance cash flows to manufacturers’ specifications and/or historical data, and recalculating end of life value of aircraft or its related parts based on projected maintenance condition at the end of its useful life and comparing it to published third party and/or historical sales data. In addition, for the assumptions that most significantly impact recoverability we performed a sensitivity analysis to evaluate the changes to the future cash flows from changes in the significant assumptions. We assessed the historical accuracy of certain assumptions by performing a look back analysis.

Accounting for Income Tax
Description of the Matter
The Company is incorporated in Bermuda and leases its aircraft within over 40 countries. The Company’s income is subject to U.S. federal, state and local income taxes, as well as foreign income tax in many of the jurisdictions it leases aircraft. As more fully described in Note 11 to the consolidated financial statements, the Company recognized a consolidated provision for income taxes of $23 million for the year ended February 29, 2024.

Auditing the Company’s income tax accounting was complex due to the international tax structure maintained by the Company. Specifically, the auditing of the application of changes in tax law and transactions to transfer, buy or sell aircraft in foreign jurisdictions required increased auditor effort, including the use of tax professionals with specialized skills, to evaluate the Company’s application of the tax laws in relevant jurisdictions and the related income tax.

How We Addressed the Matter in Our Audit
To test the Company’s application of tax laws in relevant jurisdictions and the related income tax, we performed audit procedures that included, among others, understanding the Company’s tax structure as it relates to current leases through review of its organization chart and various lease documents. We evaluated the Company’s treatment of tax law changes, if any, in the foreign jurisdictions it operates to current tax laws. We also obtained, and assessed the completeness of, a list of transactions to transfer, purchase and sell aircraft during the period and evaluated the tax treatment of certain transactions through review of the lease documents and our assessment of the tax law. Our audit procedures were performed with the assistance of our tax professionals with specialized skills and knowledge.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Stamford, CT
April 25, 2024

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	February 29,	February 28,
	2024	2023
ASSETS
Cash and cash equivalents	$129,977	$231,861
Accounts receivable	12,518	12,855
Flight equipment held for lease, net	6,940,502	6,567,606
Net investment in leases, net	282,439	67,694
Unconsolidated equity method investment	42,710	40,505
Other assets	271,807	346,330

Total assets	$7,679,953	$7,266,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$875,397	$752,298
Borrowings from unsecured financings, net	3,823,099	3,842,454
Accounts payable, accrued expenses and other liabilities	219,588	206,473
Lease rentals received in advance	52,654	66,816
Security deposits	69,544	61,734
Maintenance payments	505,897	465,618
Total liabilities	5,546,179	5,395,393

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at February 29, 2024 and February 28, 2023	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 15,564 and 14,048 shares issued and outstanding at February 29, 2024 and February 28, 2023, respectively	—	—
Additional paid-in capital	2,078,774	1,878,774
Retained earnings (accumulated deficit)	55,000	(7,316)
Total shareholders’ equity	2,133,774	1,871,458
Total liabilities and shareholders’ equity	$7,679,953	$7,266,851

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands, except per share amounts)

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
Revenues:
Lease rental revenue	$603,571	$586,508	$595,236
Direct financing and sales-type lease revenue	16,503	9,030	10,733
Amortization of lease premiums, discounts and incentives	(20,420)	(20,574)	(20,190)
Maintenance revenue	132,179	138,099	152,030
Total lease revenue	731,833	713,063	737,809
Gain on sale or disposition of flight equipment	121,646	70,860	26,001
Other revenue	1,937	12,110	5,977
Total revenues	855,416	796,033	769,787

Operating expenses:
Depreciation	348,229	332,663	337,528
Interest, net	229,050	204,606	214,352
Selling, general and administrative	82,127	76,857	66,338
Provision for credit losses	12,081	1,507	930
Impairment of flight equipment	55,240	85,623	452,250
Maintenance and other costs	29,884	22,196	31,166
Total operating expenses	756,611	723,452	1,102,564

Other income (expense):
Loss on extinguishment of debt	—	(636)	(14,156)
Other	5,571	14,092	57,682
Total other income	5,571	13,456	43,526

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	104,376	86,037	(289,251)
Income tax provision (benefit)	23,265	25,466	(7,998)
Earnings of unconsolidated equity method investment, net of tax	2,205	2,188	3,044
Net income (loss)	$83,316	$62,759	$(278,209)
Preference share dividends	(21,000)	(21,000)	(16,159)
Net income (loss) available to common shareholders	$62,316	$41,759	$(294,368)
Total comprehensive income (loss) available to common shareholders	$62,316	$41,759	$(294,368)

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$83,316	$62,759	$(278,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	348,229	332,663	337,528
Amortization of deferred financing costs	17,090	14,338	16,267
Amortization of lease premiums, discounts and incentives	20,420	20,574	20,190
Deferred income taxes	20,053	13,690	(9,386)
Collections on net investments in leases	3,557	6,505	14,297
Security deposits and maintenance payments included in earnings	(54,373)	(66,194)	(123,969)
Gain on sale or disposition of flight equipment	(121,646)	(70,860)	(26,001)
Loss on extinguishment of debt	—	636	14,156
Impairment of aircraft	55,240	85,623	452,250
Provision for credit losses	12,081	1,507	930
Other	(2,512)	(2,211)	(3,043)
Changes on certain assets and liabilities:
Accounts receivable	(443)	17,338	16,948
Other assets	(9,317)	(12,510)	(29,963)
Accounts payable, accrued expenses and other liabilities	(15,907)	4,278	(5,716)
Lease rentals received in advance	14,466	29,601	(23,414)

Net cash and restricted cash provided by operating activities	370,254	437,737	372,865
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,240,183)	(994,040)	(795,426)
Proceeds from sale or disposition of flight equipment	361,826	426,454	210,718
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	5,650	28,393	(202)
Distributions from unconsolidated equity method investment in excess of earnings	—	—	104
Other	(6,408)	1,319	(1,694)

Net cash and restricted cash used in investing activities	(879,115)	(537,874)	(586,500)
Cash flows from financing activities:
Proceeds from issuance of common shares	200,000	—	—
Net proceeds from preference share issuance	—	—	392,997
Proceeds from secured and unsecured debt financings	2,029,750	493,848	20,000
Repayments of secured and unsecured debt financings	(1,917,744)	(420,372)	(646,943)
Deferred financing costs	(25,035)	(13,242)	(5,339)
Debt extinguishment costs	—	(310)	(13,372)
Security deposits and maintenance payments received	159,792	142,699	88,891
Security deposits and maintenance payments returned	(18,786)	(20,307)	(26,857)
Dividends paid	(21,000)	(21,000)	(5,658)

Net cash and restricted cash provided by (used in) financing activities	406,977	161,316	(196,281)
Net (decrease) increase in cash and restricted cash	(101,884)	61,179	(409,916)
Cash and restricted cash at beginning of year	231,861	170,682	580,598

Cash and restricted cash at end of year	$129,977	$231,861	$170,682

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$129,977	$231,861	$167,891
Restricted cash and cash equivalents	—	—	2,791

Unrestricted and restricted cash and cash equivalents	$129,977	$231,861	$170,682

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$240,715	$193,283	$200,922
Cash paid during the year for income taxes	$5,135	$9,511	$240
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$55,046	$50,758	$12,391
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$28,350	$10,810	$21,764
Transfers from Flight equipment held for lease, net to Net investment in leases, net and Other assets	$220,648	$1,695	$57,489
Acquisition of investments, at fair value	$—	$10,819	$—

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

					Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Common Shares		Preference Shares
	Shares	Amount	Shares	Amount
Balance, February 28, 2021	14,048	$—	—	$—	$1,485,777	$245,293	$1,731,070
Issuance of preference shares	—	—	400	—	392,997	—	392,997
Preference share dividends	—	—	—	—	—	(16,159)	(16,159)
Net loss	—	—	—	—	—	(278,209)	(278,209)
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Net income	—	—	—	—	—	62,759	62,759

Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Issuance of common shares	1,516	—	—	—	200,000	—	200,000
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Net income	—	—	—	—	—	83,316	83,316
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies
Organization
Aircastle Limited (“Aircastle,” the “Company,” “we,” “us” or “our”) is a Bermuda company that was incorporated on October 29, 2004 under the provisions of Section 14 of the Companies Act of 1981 of Bermuda. Aircastle’s business is acquiring, leasing, managing and selling commercial jet aircraft.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of February 29, 2024, through the date on which the consolidated financial statements included in this Annual Report were issued.
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
For purchase lease-back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the fair value of the aircraft and lease. The fair value of the lease may include a maintenance premium and a lease premium or discount.
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
Impairment of Flight Equipment
We perform an annual recoverability assessment of all aircraft in our fleet, on an aircraft-by-aircraft basis. Additional customer or aircraft specific recoverability assessments are also performed whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. We focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Fair Value Measurements
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We measure the fair value of our cash and cash equivalents and certain of our investments in debt and equity securities on a recurring basis and measure the fair value of our aircraft and investment in unconsolidated joint venture on a non-recurring basis. See Note 2.
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
Deferred Financing Costs
Deferred financing costs, which are included in borrowings from secured and unsecured financings, net, in the Consolidated Balance Sheets, are amortized using the interest method for amortizing loans over the lives of the relevant related debt.
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
The ICE Benchmark Administration Limited, LIBOR’s administrator, has ceased publishing all LIBOR settings, including the Overnight, 1-month, 3-month, 6-month, and 12-month USD LIBOR U.S. dollar settings. Effective March 1, 2023, we adopted ASC 848 and commenced the transition of our LIBOR-based contracts to the Secured Overnight Financing Rate (“SOFR” or “Term SOFR”). As of February 29, 2024, we had no aircraft leases or debt financings for which the associated lease rental revenue or interest expense used LIBOR as the applicable reference rate. The adoption of ASC 848 did not have a material impact on our consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASC 740”). ASC 740 enhances the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires disclosure of specific categories in the rate reconciliation, using both percentages and reporting currency amounts, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and individual jurisdictions. The standard is effective for annual periods beginning after December 15, 2024. We are currently evaluating the standard, however, it is not expected to have a material impact on our consolidated financial statements.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of February 29, 2024 and February 28, 2023, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of February 29, 2024	Fair Value Measurements at February 29, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$129,977	$129,977	$—	$—	Market

Investments, at fair value
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,131	1,687	—	3,444	Market/Income

Total investments, at fair value	$10,160	$1,687	$—	$8,473

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Fair Value as of February 28, 2023	Fair Value Measurements at February 28, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$231,861	$231,861	$—	$—	Market

Investments, at fair value
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,790	2,346	—	3,444	Market/Income

Total investments, at fair value	$10,819	$2,346	$—	$8,473
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
For the years ended February 29, 2024 and February 28, 2023, we had no transfers into or out of Level 3.
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
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach (Level 2 or 3), which includes third party appraisal data, and an income approach (Level 3), which includes the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital. Level 3 valuations contain significant non-observable inputs. See “Aircraft Valuation” below for further information.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at February 29, 2024 and February 28, 2023, were as follows:

	February 29, 2024		February 28, 2023
Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$10,160	$10,160	$10,819	$10,819
Other investments, net(2)	5,079	5,079	—	—

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$20,000	$20,000
Unsecured Term Loan	—	—	155,000	151,449
Term Financings	883,451	885,139	761,283	739,804
Senior Notes	3,850,000	3,738,146	3,700,000	3,524,563
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
(2)As of February 29, 2024, we had a $3.2 million allowance for credit losses on certain investments in debt securities that are carried at amortized cost – see Note 15.
Aircraft Valuation
Impairment of Flight Equipment
During the year ended February 29, 2024, the Company recorded impairments charges totaling $55.2 million. Of the total impairments, $39.5 million were transactional impairments related to scheduled aircraft lease expirations and engine redeliveries during the year ended February 29, 2024. The Company recognized $48.0 million of maintenance revenue for these aircraft and engines. See “Annual Recoverability Assessment” below for further information regarding impairment charges recognized as part of our annual fleet review.
During the year ended February 28, 2023, the Company wrote off the remaining book values of 8 narrow-body and 1 freighter aircraft in Russia which have not been returned to us. As a result, the Company recorded impairment charges totaling $31.9 million during the year ended February 28, 2023. The Company also recognized $20.3 million of maintenance and other revenue for these 9 aircraft related to payments received on maintenance and general security letters of credit.
In addition to the asset write-offs above, during the year ended February 28, 2023, the Company recorded impairment charges totaling $53.7 million primarily related to the scheduled lease expirations of 3 narrow-body aircraft and lease terminations of 2 narrow-body aircraft, as well as 1 wide-body aircraft resulting from our annual fleet review. The Company recognized $58.9 million of maintenance and lease rentals received in advance into revenue for these aircraft during the year ended February 28, 2023.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft during the third quarter of fiscal 2023. As a result, of our annul fleet review, we recorded impairment charges of $9.5 million related to 3 narrow-body aircraft, as well as 1 spare engine.
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
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the years ended February 29, 2024 and February 28, 2023:

	February 29,	February 28,
	2024	2023
Beginning balance	$6,567,606	$6,313,950
Additions	1,264,369	984,172
Depreciation	(347,297)	(331,387)
Disposals and transfers to net investment in leases and held for sale	(492,818)	(316,892)
Impairments	(51,358)	(82,237)

Ending balance	$6,940,502	$6,567,606

Accumulated depreciation	$2,328,354	$2,289,264
Russian Aircraft Insurance Settlements
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
On December 26, 2023, the Company received cash settlement proceeds of $43.2 million in settlement of the Company’s claims under the insurance policies of Joint Stock Company Aurora Airlines and Joint Stock Company Rossiya Airlines (collectively, the “Airlines”) in respect of 4 aircraft (collectively, the “Aircraft”) formerly on lease to the Airlines, which has been recorded within gain on sale or disposition of flight equipment. The settlement resolves claims against the Airlines, their respective insurers, and transfers the Aircraft title to a Russian insurer. The Company is in ongoing settlement discussions for the 5 other aircraft that were not included in the insurance settlement. However, it is uncertain whether any of these discussions will result in any settlement and, if so, in what amount. Settlement proceeds, net of any related costs, were recorded as a component of gain on sale or disposition of flight equipment for the year ended February 29, 2024.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at February 29, 2024 were as follows:

Year Ended February 28/29,	Amount(1)
2025	$613,668
2026	523,495
2027	459,657
2028	387,353
2029	313,853
Thereafter	792,459
Total	$3,090,485
_______________
(1)Reflects impact of lessee lease rental deferrals.
At February 29, 2024 and February 28, 2023, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $26.6 million and $22.4 million, respectively.
Note 5. Net Investment in Leases, Net
At February 29, 2024 and February 28, 2023, our net investment in leases consisted of 15 and 4 aircraft, respectively. The components of our net investment in leases at February 29, 2024 and February 28, 2023 were as follows:

	February 29,	February 28,
	2024	2023
Lease receivable	$142,983	$31,674
Unguaranteed residual value of flight equipment	147,170	37,287
Net investment in leases	290,153	68,961
Allowance for credit losses	(7,714)	(1,267)
Net investment in leases, net	$282,439	$67,694
During the year ended February 29, 2024, 12 aircraft were reclassified from operating leases to sales-type leases and we recognized a provision for credit losses totaling $7.0 million for these aircraft.
Collectability of the lease payments for 10 of these 12 aircraft, which was not deemed probable at the effective date of the related lease modifications, became probable during the year ended February 29, 2024. Accordingly, we derecognized the carrying amounts of the underlying aircraft and lease payments recorded by us as deposit liabilities and recognized net investments in leases. A selling profit totaling $32.7 million for these 10 aircraft was recognized as a component of gain on sale or disposition of flight equipment for the year ended February 29, 2024.
We also sold 1 aircraft that was subject to a sales-type lease during the year ended February 29, 2024.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of February 29, 2024, future lease payments on net investment in leases were as follows:

Year Ending February 28/29,	Amount
2025	$28,151
2026	17,262
2027	26,160
2028	27,163
2029	26,716
Thereafter	65,194
Total lease payments to be received	190,646
Present value of lease payments - lease receivable	(142,983)
Difference between undiscounted lease payments and lease receivable	$47,663
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of our Net Book Value as of February 29, 2024 and February 28, 2023 was as follows:

	February 29, 2024			February 28, 2023
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	63		27%	62	28%
Europe	90		30%	88	30%
Middle East and Africa	9		5%	8	3%
North America	46		23%	38	20%
South America	32		14%	29	14%
Off-lease	3	(1)	1%	14	5%
Total	243		100%	239	100%
_______________
(1)Of the 3 off-lease aircraft at February 29, 2024, we have 1 narrow-body freighter aircraft that we are currently marketing for lease or sale.

The following table sets forth Net Book Value of flight equipment attributable to individual countries representing at least 10% of Net Book Value of flight equipment based on each lessee’s principal place of business as of:

	February 29, 2024			February 28, 2023
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India(1)	$750,498	11%	4	$—	—%	—
United States(1)	806,162	11%	5	—	—%	—
_______________
(1)     As of February 28, 2023, India and the United States represented less than 10% of our Net Book Value.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended February 29,	Year Ended February 28,
Region	2024	2023	2022
Asia and Pacific	29%	33%	29%
Europe	30%	29%	36%
Middle East and Africa	4%	5%	5%
North America	23%	19%	15%
South America	14%	14%	15%

Total	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Year Ended February 29,		Year Ended February 28,
	2024		2023		2022
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue(1)	3	21%	3	21%	6	38%
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

For the year ended February 29, 2024, no single country comprised 10% or more of total revenue.
For the year ended February 28, 2023, total revenue attributable to the United States and India was 15% and 12%, respectively, and was partially driven by maintenance and other revenue and gains on sale of aircraft.
For the year ended February 28, 2022, we had 6 Russian lessees that accounted for 17% of our total revenue. Total revenue from these lessees included $89.4 million of lease rentals received in advance, maintenance, security deposits and other revenue resulting from the sanctions placed on Russia, which required the termination of leasing activities.
Note 7. Unconsolidated Equity Method Investment
We have an equity method investment with Mizuho Leasing which has 9 aircraft with a net book value of $271.7 million at February 29, 2024.

	February 29,	February 28,
	2024	2023
Balance at February 28, 2023	$40,505	$38,317
Earnings of unconsolidated equity method investment, net of tax	2,205	2,188
Balance at February 29, 2024	$42,710	$40,505

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At February 29, 2024				At February 28, 2023
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$883,451	38	2.36% to 7.67%	09/13/24 to 06/27/32	$761,283
Less: Debt issuance costs	(8,054)				(8,985)
Total secured debt financings, net of debt issuance costs and discounts	875,397				752,298
Unsecured Debt Financings:
5.000% Senior Notes due 2023(2)	—		—%	N/A	500,000
4.400% Senior Notes due 2023(2)	—		—%	N/A	650,000
Senior Notes due 2024	500,000		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	—
Senior Notes due 2029	650,000		5.95%	02/15/29	—
Unsecured Term Loan(2)	—		—%	N/A	155,000
Revolving Credit Facilities	20,000		7.48%	05/24/25 to 02/08/28	20,000
Less: Debt issuance costs and discounts	(46,901)				(32,546)
Total unsecured debt financings, net of debt issuance costs and discounts	3,823,099				3,842,454

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,698,496				$4,594,752
 _______________
(1)The borrowings under these financings at February 29, 2024 have a weighted-average fixed rate of interest of 5.45%.
(2)Repaid at their final stated maturity date.
Secured Debt Financings:
Term Financings
During the year ended February 29, 2024, we borrowed the remaining $168.7 million available under our full recourse secured financing facility entered into on November 21, 2022 (the “2022 Secured Facility”). The total amount borrowed under the 2022 Secured Facility was $447.7 million in relation to 17 owned aircraft. The 2022 Secured Facility bears interest at a floating rate under the Term SOFR (as defined in the credit agreement governing the 2022 Secured Facility) plus 2.35% per annum and matures on November 21, 2029.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

5.950% Senior Notes due 2029
On January 22, 2024, the Company issued $650.0 million aggregate principal amount of 5.950% Senior Notes due 2029 (the “Senior Notes due 2029”) at an issue price of 99.391%. The Senior Notes due 2029 will mature on February 15, 2029, and bear interest at a rate of 5.95% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. Interest accrues on the Senior Notes due 2029 from January 22, 2024.
Revolving Credit Facilities
During the year ended February 29, 2024, we entered into various amendments for one of our unsecured revolving credit facilities that extended the maturity date and expanded the size of the facility from $245.0 million to $640.0 million. Of the total commitment, $40.0 million was allocated to Tranche C, which matures on May 24, 2025, and $600.0 million was allocated to Tranche D, which matures on January 9, 2028. The facility bears interest at Term SOFR (as defined in the amendment to the credit agreement) plus 1.950%.
On January 31, 2024, we entered into an amendment that extended the maturity date of our $200.0 million revolving credit facility with Mizuho Marubeni Leasing America Corporation, a related party, to January 31, 2027. The facility bears interest at Term SOFR (as defined in the amendment to the credit agreement) plus 2.01%. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On February 8, 2024, we entered into an amendment that extended the maturity date of our $300.0 million revolving credit facility with Mizuho Bank Ltd., a related party, to February 7, 2027. The facility bears interest at Term SOFR (as defined in the amendment to the credit agreement) plus 1.5%. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On February 8, 2024, we entered into an amendment that extended the maturity date of our $1.0 billion unsecured credit facility, to February 7, 2028. The facility bears interest at Term SOFR (as defined in the amendment to the credit agreement) plus 1.25%.
As of February 29, 2024, we had $20.0 million in borrowings outstanding under our revolving credit facilities and had $2.1 billion available for borrowing.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending February 28/29,	Amount
2025	$824,514
2026	779,194
2027	683,380
2028	785,343
2029	1,337,374
Thereafter	343,646
Total	$4,753,451

As of February 29, 2024, we were in compliance with all applicable covenants in our financings.
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
On September 15, 2023, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was approved by the Company’s Board of Directors on July 11, 2023.
On January 9, 2024, the Company’s Board of Directors approved a semi-annual dividend in the amount of $10.5 million for its preference shares, which was accrued as of February 29, 2024, and paid on March 15, 2024.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $8.3 million and $5.5 million during the years ended February 29, 2024 and February 28, 2023, respectively, whereby our Shareholders provide certain management and administrative services to the Company. These fees are recorded in selling, general and administrative costs in the consolidated statement of income (loss). In addition, the Company purchased parts under a parts management services and supply agreement with an affiliate of Marubeni totaling $1.5 million and $4.2 million during the years ended February 29, 2024 and February 28, 2023, respectively.
On February 8, 2024, the Company incurred fees of $2.7 million in relation to the amendment of our $300.0 million unsecured revolving credit facilities with Mizuho Bank Ltd., a related party - see Note 8 for additional information. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
See Note 8 for additional information regarding amendments entered into during the year ended February 29, 2024 in respect of our unsecured revolving credit facilities with Mizuho Marubeni Leasing America Corporation and Mizuho Bank Ltd., each a related party.
See Note 9 for additional information regarding our Subscription Agreement entered into with our Shareholders during the year ended February 29, 2024.
Note 11. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. The Company received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025, and is expected to supersede the Minister of Finance’s assurance from such date onwards. The Company expects to be subject to Bermuda corporate income tax with respect to its fiscal year beginning March 1, 2025 and in subsequent years. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The sources of income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended February 29, 2024, and February 28, 2023 and 2022, were as follows:

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
U.S. operations	$25,029	$21,172	$20,803
Non-U.S. operations	79,347	64,865	(310,054)
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	$104,376	$86,037	$(289,251)
The components of the income tax provision (benefit) for the years ended February 29, 2024, and February 28, 2023 and 2022, consisted of the following:

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
Current:
United States:
Federal	$2,484	$5,671	$247
State	2,249	1,667	161
Non-U.S.	(1,521)	4,438	980

Current income tax provision	3,212	11,776	1,388

Deferred:
United States:
Federal	5,415	(728)	5,206
State	1,120	(341)	1,593
Non-U.S.	13,518	14,759	(16,185)

Deferred income tax (benefit)	20,053	13,690	(9,386)

Total	$23,265	$25,466	$(7,998)
Significant components of the Company’s deferred tax assets and liabilities at February 29, 2024 and February 28, 2023, consisted of the following:

	Year Ended February 29,	Year Ended February 28,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$239,306	$145,299
Interest expense carry forwards	2,085	1,139
Other	23,426	26,041
Valuation allowance	(53,408)	—

Total deferred tax assets	211,409	172,479
Deferred tax liabilities:
Accelerated depreciation	(299,957)	(233,340)
Other	(11,809)	(18,825)
Total deferred tax liabilities	(311,766)	(252,165)

Net deferred tax liabilities	$(100,357)	$(79,686)

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The Company had $152.1 million of federal net operating loss (“NOL”) carry forwards available at February 29, 2024 with no expiration date to offset future taxable income subject to U.S. graduated tax rates. The Company also had NOL carry forwards of $1.2 billion with no expiration date to offset future Irish taxable income. The Bermuda Corporate Income Tax Act includes a provision which would allow the Company to carry forward losses incurred in Bermuda for the fiscal year ended February 28, 2021 and subsequent fiscal years. The Company has NOL carryforwards of $356.1 million with no expiration date to offset future Bermuda taxable income. A full valuation allowance of $356.1 million has been recognized against the Bermuda tax loss carry forwards based on all available information, including projections of future taxable income.
Deferred tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of February 29, 2024, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $44.6 million. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $2.2 million would be due if such earnings were remitted.
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
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations for the years ended February 29, 2024, and February 28, 2023 and 2022, consisted of the following:

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
Notional U.S. federal income tax expense at the statutory rate:	$21,919	$18,068	$(60,742)
U.S. state and local income tax, net	1,098	928	1,237
Non-U.S. operations:
Bermuda	(6,659)	(12,039)	27,751
Ireland	5,709	19,279	23,510
Singapore	(2)	27	174
Other low tax jurisdictions	64	152	(15)
Non-deductible expenses in the U.S.	29	19	16
Other	1,107	(968)	71

Provision (benefit) for income taxes	$23,265	$25,466	$(7,998)
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Ireland and Bermuda Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill requires a 20% withholding tax be applied to certain payments, such as interest payments, from Irish companies to recipients in no-tax and zero-tax jurisdictions, effective April 1, 2024. The Finance Bill also requires a 25% withholding tax be applied to dividends and distributions, subject to certain exemptions, as well as introduces new interest deduction rules for a qualifying finance company. The Company has determined that there is no current year impact of the law change and is currently evaluating the impact the Finance Bill may have in future years on its operations, in particular, with respect to existing intra-entity loans, as well as on our provision for income taxes and the consolidated financial statements.
On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income, withholding and capital gains taxes will cease on February 28, 2025. The Company has determined that there is no current year impact of the law change and is currently evaluating the impact the Bermuda CIT may have in future years on its operations, as well as on our provision for income taxes and the consolidated financial statements.
Note 12. Interest, Net
The following table shows the components of interest, net.

	Year Ended February 29,	Year Ended February 28,
	2024	2023	2022
Interest on borrowings and other liabilities	$228,539	$196,502	$200,220
Amortization of deferred financing fees and debt discount	17,090	14,338	16,267
Interest expense	245,629	210,840	216,487
Less: Interest income	(13,710)	(3,954)	(1,209)
Less: Capitalized interest	(2,869)	(2,280)	(926)

Interest, net	$229,050	$204,606	$214,352
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $2.3 million, $2.1 million and $1.6 million for the years ended February 29, 2024, and February 28, 2023 and 2022, respectively.
As of February 29, 2024, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in the United States, Ireland and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2025	$2,938
2026	2,783
2027	2,721
2028	2,752
2029	1,959
Thereafter	15,617
Total	$28,770
At February 29, 2024, we had commitments to acquire 17 aircraft for $525.1 million.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Commitments under signed purchase agreements, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft at February 29, 2024, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2025	$222,834
2026	204,343
2027	97,876
2028	—
2029	—
Thereafter	—
Total	$525,053
Note 14. Other Assets
Other assets consisted of the following as of February 29, 2024 and February 28, 2023:

	February 29,	February 28,
	2024	2023
Deferred income tax asset	$48	$304
Lease incentives and premiums, net of accumulated amortization of $90,408 and $77,722, respectively	37,459	54,208
Flight equipment held for sale	19,190	59,370
Aircraft purchase deposits and Embraer E-2 progress payments	42,784	43,494
Right-of-use asset(1)	16,053	16,930
Deferred rent receivable, net(2)	15,825	35,631
Investments, at fair value(3)	10,160	5,029
Other investments, net(2)(3)	5,079	5,790
Other assets	125,209	125,574

Total other assets	$271,807	$346,330
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses as of February 29, 2024 – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the years ended February 29, 2024 and February 28, 2023, were as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 28, 2022	$1,764	$—	$—	$1,764
Provision for credit losses	1,507	—	—	1,507
Write-offs	(2,004)	—	—	(2,004)

Balance at February 28, 2023	1,267	—	—	1,267
Provision for credit losses	6,726	3,209	2,146	12,081
Write-offs	(279)	—	—	(279)

Balance at February 29, 2024	$7,714	$3,209	$2,146	$13,069

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

During the year ended February 29, 2024, we increased our credit provision for net investment in leases as a result of 12 aircraft that were reclassified from operating leases to sales-type leases – see Note 5. We also recognized a credit provision for debt securities received by us as part of an airline restructuring, as well as certain restructured receivables, during the year ended February 29, 2024.
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of February 29, 2024 and February 28, 2023:

	February 29,	February 28,
	2024	2023
Accounts payable and accrued expenses	$68,185	$60,225
Deferred income tax liability	100,405	79,990
Accrued interest payable	27,507	42,752
Lease liability	19,193	19,951
Lease discounts, net of accumulated amortization of $43,519 and $45,586, respectively	4,298	3,555

Total accounts payable, accrued expenses and other liabilities	$219,588	$206,473

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 25, 2024

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	April 25, 2024
Michael Inglese

/s/ Roy Chandran	Chief Financial Officer	April 25, 2024
Roy Chandran

/s/ Dane Silverman	Chief Accounting Officer	April 25, 2024
Dane Silverman

/s/ Takayuki Sakakida	Chairman of the Board	April 25, 2024
Takayuki Sakakida

/s/ Douglas A. Hacker	Director	April 25, 2024
Douglas A. Hacker

/s/ Naoshi Hirose	Director	April 25, 2024
Naoshi Hirose

/s/ Taro Kawabe	Director	April 25, 2024
Taro Kawabe

/s/ Keiji Okuno	Director	April 25, 2024
Keiji Okuno

/s/ Charles W. Pollard	Director	April 25, 2024
Charles W. Pollard

S - 1