Form 10-Q
period 2024-05-31
Aircastle LTD
filed 2024-07-11
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 5, 2024, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	May 31, 2024	February 29, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$164,604	$129,977
Accounts receivable	9,380	12,518
Flight equipment held for lease, net	7,047,120	6,940,502
Net investment in leases, net	279,901	282,439
Unconsolidated equity method investment	43,229	42,710
Other assets	278,458	271,807

Total assets	$7,822,692	$7,679,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$855,908	$875,397
Borrowings from unsecured financings, net	3,876,765	3,823,099
Accounts payable, accrued expenses and other liabilities	271,701	219,588
Lease rentals received in advance	63,137	52,654
Security deposits	71,488	69,544
Maintenance payments	533,838	505,897
Total liabilities	5,672,837	5,546,179

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at May 31, 2024 and February 29, 2024	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 15,564 shares issued and outstanding at May 31, 2024 and February 29, 2024	—	—
Additional paid-in capital	2,078,774	2,078,774
Retained earnings	71,081	55,000
Total shareholders’ equity	2,149,855	2,133,774
Total liabilities and shareholders’ equity	$7,822,692	$7,679,953
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2024	2023
Revenues:
Lease rental revenue	$162,570	$146,735
Direct financing and sales-type lease revenue	5,457	1,073
Amortization of lease premiums, discounts and incentives	(6,649)	(7,207)
Maintenance revenue	42,149	34,520

Total lease revenue	203,527	175,121
Gain on sale or disposition of flight equipment	1,010	42,594
Other revenue	636	776

Total revenues	205,173	218,491

Operating expenses:
Depreciation	89,358	88,789
Interest, net	64,813	56,891
Selling, general and administrative	22,055	20,835
Provision for credit losses	(145)	6,959
Impairment of flight equipment	5,211	1,097
Maintenance and other costs	4,443	8,533

Total operating expenses	185,735	183,104

Other income (expense):
Other	(304)	1,337
Total other income (expense)	(304)	1,337

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	19,134	36,724
Income tax provision	3,572	14,360
Earnings of unconsolidated equity method investment, net of tax	519	406

Net income	$16,081	$22,770

Net income available to common shareholders	$16,081	$22,770

Total comprehensive income available to common shareholders	$16,081	$22,770
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2024	2023
Cash flows from operating activities:
Net income	$16,081	$22,770
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	89,358	88,789
Amortization of deferred financing costs	4,343	4,031
Amortization of lease premiums, discounts and incentives	6,649	7,207
Deferred income taxes	5,314	3,812
Collections on net investment in leases	713	927
Security deposits and maintenance payments included in earnings	(2,210)	(3,203)
Gain on sale or disposition of flight equipment	(1,010)	(42,594)
Impairment of flight equipment	5,211	1,097
Provision for credit losses	(145)	6,959
Other	(508)	(397)
Changes in certain assets and liabilities:
Accounts receivable	(1,273)	3,209
Other assets	(2,927)	(3,607)
Accounts payable, accrued expenses and other liabilities	17,967	2,272
Lease rentals received in advance	9,441	9,178
Net cash and cash equivalents provided by operating activities	147,004	100,450
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(224,935)	(322,151)
Proceeds from sale of flight equipment	25,379	53,782
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	35,181	4,947
Other	(209)	(2,900)
Net cash and cash equivalents used in investing activities	(164,584)	(266,322)
Cash flows from financing activities:
Proceeds from secured and unsecured debt financings	550,000	624,911
Repayments of secured and unsecured debt financings	(520,118)	(569,206)
Deferred financing costs	(48)	(527)
Security deposits and maintenance payments received	34,960	31,620
Security deposits and maintenance payments returned	(2,087)	(6,131)
Dividends paid	(10,500)	(10,500)
Net cash and cash equivalents provided by financing activities	52,207	70,167
Net increase (decrease) in cash and cash equivalents:	34,627	(95,705)
Cash and cash equivalents at beginning of period	129,977	231,861

Cash and cash equivalents at end of period	$164,604	$136,156
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,937	$54,053
Cash paid (received) for income taxes	$13	$(31)
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$7,318	$12,927
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$1,273	$8,177
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$6,310	$182,818
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Net income	—	—	—	—	—	16,081	16,081
Balance, May 31, 2024	15,564	$—	400	$—	$2,078,774	$71,081	$2,149,855

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Net income	—	—	—	—	—	22,770	22,770
Balance, May 31, 2023	14,048	$—	400	$—	$1,878,774	$15,454	$1,894,228

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of May 31, 2024, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
May 31, 2024
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASC 740”). ASC 740 enhances the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires disclosure of specific categories in the rate reconciliation, using both percentages and reporting currency amounts, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and individual jurisdictions. The standard is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. We are currently evaluating the standard; however, it is not expected to have a material impact on our consolidated financial statements.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of May 31, 2024, and February 29, 2024, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at May 31, 2024 Using Fair Value Hierarchy
	Fair Value as of May 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$164,604	$164,604	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	4,701	1,257	—	3,444	Market/Income

Total investments, at fair value	$9,730	$1,257	$—	$8,473

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024

		Fair Value Measurements at February 29, 2024 Using Fair Value Hierarchy
	Fair Value as of February 29, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$129,977	$129,977	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,131	1,687	—	3,444	Market/Income

Total investments, at fair value	$10,160	$1,687	$—	$8,473
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
For the three months ended May 31, 2024, we had no transfers into or out of Level 3.
Assets Measured at Fair Value on a Non-recurring Basis
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate the carrying amounts of these assets may not be recoverable. Assets subject to these measurements include our aircraft and unconsolidated equity method investment.
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach (Level 2 or 3), which includes third-party appraisal data, and an income approach (Level 3), which includes the Company’s assumptions and appraisal data as to future cash proceeds from leasing and selling aircraft discounted using the Company’s weighted average cost of capital. Level 3 valuations contain significant non-observable inputs. See “Aircraft Valuation” below for further information.
We account for our unconsolidated equity method investment under the equity method of accounting. Our investment is recorded at cost and is adjusted by undistributed earnings and losses and the distributions of dividends and capital. This investment is reviewed for impairment whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
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
May 31, 2024
estimated using quoted market prices (Level 1), whereas all our other financings are valued using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).
The carrying amounts and fair values of our financial instruments at May 31, 2024, and February 29, 2024 were as follows:

	May 31, 2024		February 29, 2024

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$9,730	$9,730	$10,160	$10,160
Other investments, net(2)	5,079	5,079	5,079	5,079

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$570,000	$570,000	$20,000	$20,000
Term Financings	863,333	866,303	883,451	885,139
Senior Notes	3,350,000	3,263,400	3,850,000	3,738,146
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
(2)As of May 31, 2024, we had a $3.2 million allowance for credit losses on certain investments in debt securities that are carried at amortized cost – see Note 15.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended May 31, 2024, the Company recorded a transactional impairment charge of $5.2 million related to a scheduled aircraft lease expiration. The Company recognized $18.0 million of maintenance revenue for this aircraft during the three months ended May 31, 2024.
Annual Recoverability Assessment
We will perform our annual recoverability assessment of all our aircraft during the third quarter of fiscal year 2024.
When we perform a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the aircraft exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the three months ended May 31, 2024:

Amount
Balance at February 29, 2024	$6,940,502
Additions	231,519
Depreciation	(88,800)
Disposals and transfers to net investment in leases and held for sale	(30,890)
Impairments	(5,211)

Balance at May 31, 2024	$7,047,120

Accumulated depreciation	$2,395,509
Update on Russian Aircraft
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
During the year ended February 29, 2024, the Company received cash settlement proceeds of $43.2 million in settlement of the Company’s claims under the insurance policies in respect of 4 aircraft formerly on lease to 2 Russian airlines. Insurance settlement discussions remain ongoing with respect to the 5 other aircraft that were not included in the insurance settlement. However, it is uncertain whether any of these discussions will result in any settlement and, if so, in what amount.
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
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at May 31, 2024 were as follows:

Year Ending February 28/29,	Amount(1)
2025 (Remainder of fiscal year)	$486,338
2026	568,827
2027	499,094
2028	413,929
2029	327,574
Thereafter	829,457
Total	$3,125,219
_______________
(1)Reflects impact of lessee lease rental deferrals.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
At May 31, 2024 and February 29, 2024, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $29.6 million and $26.6 million, respectively.
Note 5. Net Investment in Leases, Net
At May 31, 2024 and February 29, 2024, our net investment in leases consisted of 15 aircraft. The components of our net investment in leases at May 31, 2024 and February 29, 2024, were as follows:

	May 31, 2024	February 29, 2024
Lease receivable	$138,724	$142,983
Unguaranteed residual value of flight equipment	148,746	147,170
Net investment leases	287,470	290,153
Allowance for credit losses	(7,569)	(7,714)
Net investment in leases, net	$279,901	$282,439
At May 31, 2024, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$21,763
2026	17,262
2027	26,160
2028	27,163
2029	26,716
Thereafter	65,194
Total lease payments to be received	184,258
Present value of lease payments - lease receivable	(138,724)
Difference between undiscounted lease payments and lease receivable	$45,534
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of May 31, 2024, and February 29, 2024, was as follows:

	May 31, 2024			February 29, 2024
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	65		27%	63	27%
Europe	91		30%	90	30%
Middle East and Africa	10		5%	9	5%
North America	49		23%	46	23%
South America	32		14%	32	14%
Off-lease	3	(1)	1%	3	1%
Total	250		100%	243	100%
_______________
(1)Of the 3 off-lease aircraft at May 31, 2024, we currently have 1 narrow-body freighter aircraft which we are marketing for lease.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
The following table sets forth individual countries representing at least 10% of our Net Book Value as of May 31, 2024 and February 29, 2024:

	May 31, 2024			February 29, 2024
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
India	$743,232	10%	4	$750,498	11%	4
United States	853,000	12%	7	806,162	11%	5
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended May 31,
Region	2024	2023
Asia and Pacific	28%	30%
Europe	31%	30%
Middle East and Africa	5%	4%
North America	23%	23%
South America	13%	13%

Total	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended May 31,
	2024		2023
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	2	15%	3	21%
For the three months ended May 31, 2024, South Korea and India comprised 12% and 10% of total revenue, respectively. Total revenue attributable to South Korea included $18.0 million of maintenance revenue as a result of a scheduled aircraft lease expiration.
For the three months ended May 31, 2023, Greece comprised 10% of total revenue. Total revenue attributable to Greece included $19.2 million of maintenance revenue as a result of scheduled aircraft lease expirations.
Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 9 aircraft with a net book value of $268.3 million at May 31, 2024.

Amount
Balance at February 29, 2024	$42,710
Earnings of unconsolidated equity method investment, net of tax	519
Balance at May 31, 2024	$43,229

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At May 31, 2024				At February 29, 2024
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$863,333	38	2.36% to 7.69%	09/13/24 to 06/27/32	$883,451
Less: Debt issuance costs and discounts	(7,425)				(8,054)

Total secured debt financings, net of debt issuance costs and discounts	855,908				875,397

Unsecured Debt Financings:
Senior Notes due 2024(2)	—		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
Revolving Credit Facilities	570,000		6.67% to 7.48%	05/24/25 to 02/08/28	20,000
Less: Debt issuance costs and discounts	(43,235)				(46,901)
Total unsecured debt financings, net of debt issuance costs and discounts	3,876,765				3,823,099
Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,732,673				$4,698,496

(1)The borrowings under these financings at May 31, 2024, have a weighted average fixed rate of interest of 5.46%.
(2)Repaid at the final stated maturity date.
Unsecured Debt Financings
Revolving Credit Facilities
As of May 31, 2024, we had $570.0 million outstanding under our revolving credit facilities and had $1.6 billion available for borrowing.
As of May 31, 2024, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders' Equity
Issuance of Common Shares
On July 5, 2023, the Company entered into a Subscription Agreement with its Shareholders, pursuant to which the Company agreed to make a pro rata issuance of the Company’s common shares, $0.01 par value per share (the “Shares”), for an aggregate purchase price of up to $500.0 million. On July 18, 2023, 1,516 Shares in the aggregate were issued to the Shareholders for an aggregate purchase price of $200.0 million. On June 28, 2024, 2,276 Shares in the aggregate were issued to the Shareholders for an aggregate purchase price of $300.0 million, representing the second and final tranche of Shares to be issued under the Subscription Agreement. The number of Shares and the subscription price per share were determined and agreed to by the parties at the time of issuance. The Shares rank pari passu in all respects with

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
other common shares of the Company. The Company has used, and intends to continue to use, the net proceeds from the issuance of Shares for general corporate purposes.
Preference Share Dividends
On March 15, 2024, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was approved by the Company’s Board of Directors on January 9, 2024, and accrued as of February 29, 2024.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.4 million and $2.0 million during the three months ended May 31, 2024 and 2023, respectively, whereby our Shareholders provide certain management and administrative services to the Company.
See Note 9 for additional information regarding our Subscription Agreement with our Shareholders and related Shares issuances.
Note 11. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act which imposes a 15% corporate current income tax effective for tax years beginning on or after January 1, 2025. The Company expects to be subject to Bermuda corporate current income tax with respect to its fiscal year beginning March 1, 2025 and subsequent years. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three months ended May 31, 2024 and 2023 were as follows:

	Three Months Ended May 31,
	2024	2023
U.S. operations	$4,996	$4,282
Non-U.S. operations	14,138	32,442
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$19,134	$36,724
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
We recognized income tax provisions of $3.6 million and $14.4 million for the three months ended May 31, 2024 and 2023, respectively. Our effective tax rate for the three months ended May 31, 2024 and 2023 was 18.7% and 39.1%, respectively. The decreases are primarily attributable to the mix of profits in taxable and non-taxable jurisdictions.
Ireland and Bermuda Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill requires a 20% withholding tax be applied to certain payments, such as interest payments, from Irish companies to recipients in no-tax and zero-tax jurisdictions, effective April 1, 2024. The Finance Bill also requires a 25% withholding tax be applied to dividends and distributions, subject to certain exemptions, as well as introduces new interest deduction rules for a qualifying finance company. The Company has determined that there is no current year impact from the law change.
On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. The Company has appropriately considered the impact of the Bermuda CIT and its impact on current and deferred income taxes.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended May 31,
	2024	2023
Interest on borrowings and other liabilities	$61,867	$55,872
Amortization of deferred financing fees and debt discount	4,343	4,031
Interest expense	66,210	59,903
Less: Interest income	(735)	(2,292)
Less: Capitalized interest	(662)	(720)

Interest, net	$64,813	$56,891
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $0.5 million and $0.6 million for the three months ended May 31, 2024 and 2023, respectively.
As of May 31, 2024, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$2,206
2026	2,781
2027	2,720
2028	2,751
2029	1,958
Thereafter	15,601
Total	$28,017
At May 31, 2024, we had commitments to purchase 15 aircraft for $502.5 million.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
At May 31, 2024, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$199,505
2026	205,100
2027	97,877
2028	—
2029	—
Thereafter	—
Total	$502,482
Note 14. Other Assets
Other assets consisted of the following as of May 31, 2024, and February 29, 2024:

	May 31, 2024	February 29, 2024
Deferred income tax asset	$48	$48
Lease incentives and premiums, net of accumulated amortization of $94,852 and $90,408, respectively	47,024	37,459
Flight equipment held for sale	24,438	19,190
Aircraft purchase deposits and Embraer E-2 progress payments	42,353	42,784
Right-of-use asset(1)	15,712	16,053
Deferred rent receivable, net(2)	12,908	15,825
Investments, at fair value(3)	9,730	10,160
Other investments, net(2)(3)	5,079	5,079
Other assets	121,166	125,209

Total other assets	$278,458	$271,807
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the three months ended May 31, 2024, was as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 29, 2024	$7,714	$3,209	$2,146	$13,069
Provision for credit losses	(145)	—	—	(145)
Balance at May 31, 2024	$7,569	$3,209	$2,146	$12,924

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2024
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of May 31, 2024, and February 29, 2024:

	May 31, 2024	February 29, 2024
Accounts payable, accrued expenses and other liabilities	$72,214	$68,185
Deferred income tax liability	105,719	100,405
Accrued interest payable	62,772	27,507
Lease liability	18,755	19,193
Lease discounts, net of amortization of $44,213 and $43,519, respectively	12,241	4,298

Total accounts payable, accrued expenses and other liabilities	$271,701	$219,588
Note 17. Subsequent Events
See Note 9 for additional information regarding our Shares issuance on June 28, 2024 in respect of our Subscription Agreement with our Shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended February 29, 2024. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K for the year ended February 29, 2024. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
As of May 31, 2024, we owned and managed on behalf of our joint venture 259 aircraft leased to 77 airline customers located in 44 countries. The net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) was $7.3 billion as of May 31, 2024. The weighted average age of our fleet was 9.6 years, and the weighted average remaining lease term was 5.2 years. The weighted average utilization rate of our fleet was 99% for the three months ended May 31, 2024. During the three months ended May 31, 2024, we purchased 9 aircraft and sold 2 aircraft and other flight equipment. As of May 31, 2024, we had commitments to purchase 15 aircraft with deliveries through the second quarter of 2026 for $502.5 million, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $205.2 million, $16.1 million and $185.7 million, respectively, for the three months ended May 31, 2024. Cash flow provided by operating activities was $147.0 million for the three months ended May 31, 2024. The Company’s financial performance reflects the continued expansion of global air traffic and strong demand for our aircraft through lease extension requests, primarily due to Original Equipment Manufacturer production issues and delivery delays, as well as the improved financial health of our airline customers.
Growth in commercial air traffic has been correlated with world economic activity and has historically grown at a rate one to two times that of global gross domestic product growth. This expansion of air travel has driven growth in the world aircraft fleet. There are approximately 26,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 52% of the world’s commercial passenger jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a 2 to 3% average annual rate.
We believe our portfolio, which is primarily comprised of new technology and mid-life, narrow-body aircraft, will remain attractive assets for our airline customers to respond to the growing demand of global air travel. As a leading secondary market investor, we believe that our long-standing business strategy of maintaining conservative leverage and limiting long-term financial commitments positions us well to take advantage of new investment opportunities as they arise.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than 30 years of relevant industry experience and has effectively enabled us to manage through prior downturns in the aviation industry, such as the COVID-19 pandemic, the 2008 global financial crisis, and the 2001 terror attacks.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of July 5, 2024, total liquidity of $2.6 billion included $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2025.
Acquisitions and Sales
During the three months ended May 31, 2024, we purchased 9 aircraft for $223.0 million. As of May 31, 2024, we had commitments to purchase 15 aircraft for $502.5 million, with delivery through the second quarter of 2026, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of July 5, 2024, we have purchased 4 additional aircraft and have commitments to purchase 11 aircraft for $377.2 million.
During the three months ended May 31, 2024, we sold 2 aircraft and other flight equipment for net proceeds of $25.4 million and recognized a net gain on the sale of $1.0 million for these aircraft. As of July 5, 2024, we have sold 3 additional aircraft.

Fiscal Year 2024 Lease Expirations and Lease Placements
As of July 5, 2024, we had 1 off-lease aircraft and 5 aircraft with leases expiring in fiscal year 2024, which combined account for less than 1% of our Net Book Value at May 31, 2024, remaining to be placed or sold. Of these 6 aircraft, we expect to extend 3 aircraft with the current lessee, transition 1 aircraft to a new lessee and sell or part out 2 aircraft.
Fiscal Year 2025-2028 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2025 to 2028, representing the percentage of our Net Book Value as of May 31, 2024, specified below:
•2025: 26 aircraft, representing 9%;
•2026: 33 aircraft, representing 12%;
•2027: 34 aircraft, representing 11%; and
•2028: 30 aircraft, representing 10%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.6 billion in equity capital from private and public investors, including $500.0 million received during the past 12 months in respect of the Subscription Agreement entered into with our Shareholders – see Note 9 in the Notes to the Unaudited Consolidated Financial Statements. We also have raised $22.0 billion in debt capital from a variety of sources, including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of May 31, 2024 and 2023:

Owned Aircraft	As of May 31, 2024	As of May 31, 2023
	(Dollars in millions)
Net Book Value of Flight Equipment	$7,327	$6,862
Net Book Value of Unencumbered Flight Equipment	$5,958	$5,348
Number of Aircraft	250	244
Number of Unencumbered Aircraft	212	206
Number of Lessees	76	73
Number of Countries	44	43
Weighted Average Age (Years)(1)	9.6	9.6
Weighted Average Remaining Lease Term (Years)(1)	5.2	5.4
Weighted Average Fleet Utilization during the three months ended May 31, 2024 and 2023(2)	99.1%	95.6%
Portfolio Yield for the three months ended May 31, 2024 and 2023(3)	9.2%	8.7%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$268	$282
Number of Aircraft	9	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percentage of total days in period weighted by Net Book Value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percentage of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of May 31, 2024			Owned Aircraft as of May 31, 2023
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	61		37%	49	31%
Narrow-body - current technology	165		50%	173	54%
Wide-body - current technology	17		10%	18	13%

Total Passenger	243		97%	240	98%
Freighter - current technology	7		3%	4	2%
Total	250		100%	244	100%

Manufacturer
Airbus	165		66%	158	65%
Boeing	66		26%	68	27%
Embraer	19		8%	18	8%
Total	250		100%	244	100%

Regional Diversification
Asia and Pacific	65		27%	62	27%
Europe	91		30%	90	29%
Middle East and Africa	10		5%	7	2%
North America	49		23%	43	23%
South America	32		14%	31	15%
Off-lease	3	(2)	1%	11	4%

Total	250		100%	244	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the 3 off-lease aircraft at May 31, 2024, we currently have 1 narrow-body freighter aircraft which we are marketing for lease.

The top ten customers for our owned aircraft at May 31, 2024 were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	7.8%	13
LATAM	Chile	6.1%	13
KLM	Netherlands	4.9%	11
American Airlines	United States	4.1%	11
Lion Air(1)	Indonesia	3.9%	10
Viva Aerobus	Mexico	3.6%	7
Aerolineas Argentinas	Argentina	3.4%	7
Frontier Airlines	United States	3.3%	5
Wizz Air	Hungary	3.1%	5
Volaris	Mexico	2.9%	6
Total top ten customers		43.1%	88
All other customers		56.9%	162
Total all customers		100.0%	250

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023:

	Three Months Ended May 31,
	2024	2023
	(Dollars in thousands)
Revenues:
Lease rental revenue	$162,570	$146,735
Direct financing and sales-type lease revenue	5,457	1,073
Amortization of lease premiums, discounts and incentives	(6,649)	(7,207)
Maintenance revenue	42,149	34,520
Total lease revenue	203,527	175,121
Gain on sale or disposition of flight equipment	1,010	42,594
Other revenue	636	776
Total revenues	205,173	218,491
Operating expenses:
Depreciation	89,358	88,789
Interest, net	64,813	56,891
Selling, general and administrative	22,055	20,835
Provision for credit losses	(145)	6,959
Impairment of flight equipment	5,211	1,097
Maintenance and other costs	4,443	8,533
Total operating expenses	185,735	183,104

Other income (expense):
Other	(304)	1,337
Total other income (expense)	(304)	1,337

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	19,134	36,724
Income tax provision	3,572	14,360
Earnings of unconsolidated equity method investment, net of tax	519	406

Net income	$16,081	$22,770
Revenues
Total revenues decreased $13.3 million, attributable to:
Lease rental revenue increased $15.8 million, primarily attributable to an increase of $25.8 million related to 39 aircraft purchased since June 1, 2023.
This was partially offset by:
•a $9.4 million decrease related to the sale of 23 aircraft since June 1, 2023; and
•a $0.6 million decrease due to lease extensions, amendments, transitions and other changes.
Direct financing and sales-type lease revenue increased $4.4 million, primarily related to the reclassification of 12 aircraft to sales-type leases, partially offset by the sale of 1 aircraft since June 1, 2023.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended May 31,
	2024	2023
	(Dollars in thousands)
Amortization of lease premiums	$(3,242)	$(2,987)
Amortization of lease discounts	694	244
Amortization of lease incentives	(4,101)	(4,464)

Amortization of lease premiums, discounts and incentives	$(6,649)	$(7,207)
Maintenance revenue. For the three months ended May 31, 2024, we recorded $42.1 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries.
For the three months ended May 31, 2023, we recorded $34.5 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations.
Gain on sale or disposition of flight equipment. During the three months ended May 31, 2024, we sold 2 aircraft and other flight equipment for gains totaling $1.0 million. During the three months ended May 31, 2023, we sold 4 aircraft and other flight equipment for gains totaling $9.9 million and also recognized gains of $32.7 million related to the reclassification of 10 aircraft from operating leases to sales-type leases.
Operating expenses
Total operating expenses increased $2.6 million, attributable to:
Depreciation expense increased $0.6 million, primarily attributable to an increase of $9.3 million related to 39 aircraft purchased since June 1, 2023. This increase was partially offset by a decrease of $7.5 million related to 27 aircraft sold since June 1, 2023.
Interest, net increased $7.9 million due to a higher average cost of borrowing and higher weighted average debt outstanding of $78.3 million.
Selling, general and administrative expenses increased $1.2 million, primarily due to ongoing Russian litigation expenses and the timing of litigation activities.
Provision for credit losses decreased $7.1 million. During the three months ended May 31, 2023, we recorded a credit provision of $7.0 million for net investment in leases as a result of 10 aircraft that were reclassified from operating leases to sales-type leases.
Impairment of aircraft. During the three months ended May 31, 2024, the Company recorded a transactional impairment charge of $5.2 million related to a scheduled aircraft lease expiration. The Company recognized $18.0 million of maintenance revenue for this aircraft during the three months ended May 31, 2024. During the three months ended May 31, 2023, we recorded an impairment charge of $1.1 million.
Maintenance and other costs decreased $4.1 million, primarily attributable to lower volume of aircraft transitions. The three months ended May 31, 2023 included higher costs due to the timing of transition of aircraft to new lessees, which largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.
Income tax provision
Income tax provision. We recognized income tax provisions of $3.6 million and $14.4 million for the three months ended May 31, 2024 and 2023, respectively. Our effective tax rate for the three months ended May 31, 2024 and 2023 was 18.7% and 39.1%, respectively. The decreases are primarily attributable to the mix of profits in taxable and non-taxable jurisdictions.

Aircraft Valuation
For complete information on impairment of flight equipment, refer to Note 2 in the Notes to the Unaudited Consolidated Financial Statements and “Comparative Results of Operations” above.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 – “Summary of Significant Accounting Policies – Organization and Basis of Presentation” in the Notes to the Unaudited Consolidated Financial Statements above.
RECENT UNADOPTED ACCOUNTING PRONOUNCEMENTS
See Note 1 – “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Notes to the Unaudited Consolidated Financial Statements above.
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations have historically generated a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:
•unsecured indebtedness, including our current unsecured revolving credit facilities and senior notes;
•various forms of borrowing secured by our aircraft, including term facilities, term financings and limited recourse securitization financings for new aircraft acquisitions;
•asset sales; and
•issuance of common and preference shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the three months ended May 31, 2024, we met our liquidity and capital resource needs with $147.0 million of cash flows from operations and $25.4 million of proceeds from the sale of aircraft and other flight equipment.
As of May 31, 2024, the weighted average maturity of our secured and unsecured debt financings was 3.2 years, and we were in compliance with all applicable covenants.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of July 5, 2024, total liquidity of $2.6 billion included $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2025. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Three Months Ended May 31,
	2024	2023
	(Dollars in thousands)
Net cash flow provided by operating activities	$147,004	$100,450
Net cash flow used in investing activities	(164,584)	(266,322)
Net cash flow provided by financing activities	52,207	70,167
Operating Activities:
Cash flow provided by operating activities was $147.0 million and $100.5 million for the three months ended May 31, 2024 and 2023, respectively. The increase is partially attributable to higher maintenance payments received by us and recognized into income during the three months ended May 31, 2024. In addition, cash paid for interest was lower by $28.1 million, primarily related to the timing of interest payments.
Investing Activities:
Cash flow used in investing activities was $164.6 million and $266.3 million for the three months ended May 31, 2024 and 2023, respectively. The net decrease of $101.7 million was primarily attributable to the mix of aircraft types with respect to aircraft acquisitions during the three months ended May 31, 2024. Aircraft sales deposits received, net of aircraft purchase deposits paid and progress payments, increased $30.2 million.
Financing Activities:
Cash flow provided by financing activities was $52.2 million and $70.2 million for the three months ended May 31, 2024 and 2023, respectively. The net decrease of $18.0 million was primarily attributable to a $25.8 million decrease in borrowings from secured and unsecured financings, net of repayments.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $6.2 billion at May 31, 2024 from $6.1 billion at February 29, 2024, due to higher outstanding debt and interest obligations, partially offset by lower aircraft purchase commitments.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended May 31, 2024 and 2023, we incurred a total of $9.0 million and $24.4 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of May 31, 2024, the weighted average age by Net Book Value of our aircraft was approximately 9.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement.

Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, such as in the event of a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors – Risks Related to Our Business – Risks related to our leases – If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 29, 2024.
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing. We hold a 25% equity interest in this entity, which was established to help expand our base of new business opportunities. As of May 31, 2024, the net book value of its 9 aircraft was $268.3 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At May 31, 2024, 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended May 31, 2024, expenses, such as personnel and office costs, denominated in currencies other than the U.S. dollar totaled $5.6 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended May 31, 2024 and 2023, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended May 31, 2024 and 2023:

	Three Months Ended May 31,
	2024	2023

Net income	$16,081	$22,770
Depreciation	89,358	88,789
Amortization of lease premiums, discounts and incentives	6,649	7,207
Interest, net	64,813	56,891
Income tax provision	3,572	14,360

EBITDA	180,473	190,017
Adjustments:
Impairment of flight equipment	5,211	1,097

Adjusted EBITDA	$185,684	$191,114
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
As of May 31, 2024, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $8.3 million and $8.3 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2024. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2024.
Changes in Internal Control over Financial Reporting
Effective March 1, 2024, the Company completed the implementation of a new enterprise resource planning (“ERP") system. As a result of the ERP system implementation, certain internal control over financial reporting has been automated or modified. In addition, the Company completed pre-implementation testing and post-implementation monitoring to ensure the effectiveness of its internal control over financial reporting. While the Company believes that this new system will enhance its operations and internal control over financial reporting, there are inherent risks in implementing any new system and the Company will continue to evaluate these control changes as part of its assessment of the control design and effectiveness throughout the fiscal year ending February 28, 2025.
There were no other changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended February 29, 2024, as filed with the SEC.
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

4.10
Indenture, dated as of January 22, 2024, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2024).

10.1	Amendment No. 22 to Purchase Agreement COM0270-15, dated as of May 28, 2024 (Amendment No. 22), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2024 and February 29, 2024; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended May 31, 2024 and 2023; (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 31, 2024 and 2023; and (v) Notes to Unaudited Consolidated Financial Statements.*

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
Dated: July 11, 2024

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer