Form 10-Q
period 2024-08-31
Aircastle LTD
filed 2024-10-10
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 4, 2024, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	August 31, 2024	February 29, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$432,564	$129,977
Accounts receivable	12,778	12,518
Flight equipment held for lease, net	6,798,327	6,940,502
Net investment in leases, net	278,270	282,439
Unconsolidated equity method investment	43,709	42,710
Other assets	267,907	271,807

Total assets	$7,833,555	$7,679,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$636,410	$875,397
Borrowings from unsecured financings, net	3,823,665	3,823,099
Accounts payable, accrued expenses and other liabilities	212,315	219,588
Lease rentals received in advance	62,894	52,654
Security deposits	71,689	69,544
Maintenance payments	558,568	505,897
Total liabilities	5,365,541	5,546,179

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at August 31, 2024 and February 29, 2024	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 and 15,564 shares issued and outstanding at August 31, 2024 and February 29, 2024, respectively	—	—
Additional paid-in capital	2,378,774	2,078,774
Retained earnings	89,240	55,000
Total shareholders’ equity	2,468,014	2,133,774
Total liabilities and shareholders’ equity	$7,833,555	$7,679,953
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Dollars in thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Revenues:
Lease rental revenue	$162,379	$150,351	$324,949	$297,086
Direct financing and sales-type lease revenue	5,426	5,085	10,883	6,158
Amortization of lease premiums, discounts and incentives	(6,068)	(7,124)	(12,717)	(14,331)
Maintenance revenue	19,378	15,046	61,527	49,566

Total lease revenue	181,115	163,358	384,642	338,479
Gain on sale or disposition of flight equipment	35,416	4,453	36,426	47,047
Other revenue	137	145	773	921

Total revenues	216,668	167,956	421,841	386,447

Operating expenses:
Depreciation	87,675	86,328	177,033	175,117
Interest, net	62,424	57,035	127,237	113,926
Selling, general and administrative	20,090	18,882	42,145	39,717
Provision for credit losses	426	(834)	281	6,125
Impairment of flight equipment	5,761	1,100	10,972	2,197
Maintenance and other costs	4,096	8,854	8,539	17,387
Total operating expenses	180,472	171,365	366,207	354,469

Other income:
Gain on extinguishment of debt	285	—	285	—
Other	726	3,372	422	4,709
Total other income	1,011	3,372	707	4,709

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	37,207	(37)	56,341	36,687
Income tax provision (benefit)	9,028	(5,099)	12,600	9,261
Earnings of unconsolidated equity method investment, net of tax	480	456	999	862

Net income	$28,659	$5,518	$44,740	$28,288

Preference share dividends	(10,500)	(10,500)	(10,500)	(10,500)

Net income (loss) available to common shareholders	$18,159	$(4,982)	$34,240	$17,788

Total comprehensive income (loss) available to common shareholders	$18,159	$(4,982)	$34,240	$17,788
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2024	2023
Cash flows from operating activities:
Net income	$44,740	$28,288
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	177,033	175,117
Amortization of deferred financing costs	8,590	8,321
Amortization of lease premiums, discounts and incentives	12,717	14,331
Deferred income taxes	9,438	6,179
Collections on net investment in leases	3,477	1,598
Security deposits and maintenance payments included in earnings	(9,914)	(9,895)
Gain on sale or disposition of flight equipment	(36,426)	(47,047)
Gain on extinguishment of debt	(285)	—
Impairment of flight equipment	10,972	2,197
Provision for credit losses	281	6,125
Other	(1,008)	(845)
Changes in certain assets and liabilities:
Accounts receivable	(3,201)	1,437
Other assets	(4,690)	(9,723)
Accounts payable, accrued expenses and other liabilities	(19,235)	(3,833)
Lease rentals received in advance	12,414	14,165

Net cash and cash equivalents provided by operating activities	204,903	186,415
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(335,410)	(379,349)
Proceeds from sale or disposition of flight equipment	329,288	126,011
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	(1,069)	6,852
Other	(293)	(4,026)
Net cash and cash equivalents used in investing activities	(7,484)	(250,512)
Cash flows from financing activities:
Proceeds from issuance of common shares	300,000	200,000
Proceeds from secured and unsecured debt financings	1,048,200	1,273,709
Repayments of secured and unsecured debt financings	(1,289,386)	(963,507)
Debt extinguishment costs	285	—
Deferred financing costs	(4,961)	(7,536)
Security deposits and maintenance payments received	73,206	77,006
Security deposits and maintenance payments returned	(11,676)	(10,508)
Dividends paid	(10,500)	(10,500)
Net cash and cash equivalents provided by financing activities	105,168	558,664
Net increase in cash and cash equivalents:	302,587	494,567
Cash and cash equivalents at beginning of period	129,977	231,861

Cash and cash equivalents at end of period	$432,564	$726,428
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$128,754	$116,827
Cash paid for income taxes	$517	$5,631
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$27,807	$12,927
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$47,607	$11,974
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$6,310	$182,818
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Net income	—	—	—	—	—	16,081	16,081
Balance, May 31, 2024	15,564	$—	400	$—	$2,078,774	$71,081	$2,149,855
Issuance of common shares	2,276	—	—	—	300,000	—	300,000
Net income	—	—	—	—	—	28,659	28,659
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2024	17,840	$—	400	$—	$2,378,774	$89,240	$2,468,014

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Net income	—	—	—	—	—	22,770	22,770
Balance, May 31, 2023	14,048	$—	400	$—	$1,878,774	$15,454	$1,894,228
Issuance of common shares	1,516	—	—	—	200,000	—	200,000
Net income	—	—	—	—	—	5,518	5,518
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2023	15,564	$—	400	$—	$2,078,774	$10,472	$2,089,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of August 31, 2024, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
Risk and Uncertainties
In the normal course of business, Aircastle encounters several significant types of economic risk, including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations to Aircastle. Market risk reflects the change in the value of financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of early lease terminations and depress lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
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
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of August 31, 2024, and February 29, 2024, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at August 31, 2024 Using Fair Value Hierarchy
	Fair Value as of August 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$432,564	$432,564	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	4,989	1,545	—	3,444	Market/Income

Total investments, at fair value	$10,018	$1,545	$—	$8,473

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024

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
For the three and six months ended August 31, 2024, we had no transfers into or out of Level 3.
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
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach (Level 2 or 3), which includes third-party appraisal data, and an income approach (Level 3), which includes the Company’s assumptions and appraisal data as to the present value of future cash proceeds from leasing and selling aircraft. Level 3 valuations contain significant non-observable inputs. See “Aircraft Valuation” below for further information.
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
August 31, 2024
estimated using quoted market prices (Level 1), whereas all our other financings are valued using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).
The carrying amounts and fair values of our financial instruments at August 31, 2024, and February 29, 2024 were as follows:

	August 31, 2024		February 29, 2024

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$10,018	$10,018	$10,160	$10,160
Other investments, net(2)	4,335	4,335	5,079	5,079

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$20,000	$20,000
Term Financings	643,200	640,888	883,451	885,139
Senior Notes	3,850,000	3,837,117	3,850,000	3,738,146
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
(2)As of August 31, 2024, we had a $4.0 million allowance for credit losses on certain investments in debt securities that are carried at amortized cost – see Note 15.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended August 31, 2024, the Company recorded a transactional impairment charge of $5.8 million related to a lease amendment for 1 aircraft. The Company recognized $6.0 million of maintenance revenue for this aircraft during the three months ended August 31, 2024.

During the six months ended August 31, 2024, the Company recorded transactional impairment charges totaling $11.0 million related to a scheduled aircraft lease expiration and a lease amendment. The Company recognized $24.0 million of maintenance revenue for these aircraft during the six months ended August 31, 2024.
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
August 31, 2024
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
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the six months ended August 31, 2024:

Amount
Balance at February 29, 2024	$6,940,502
Additions	350,962
Depreciation	(175,905)
Disposals and transfers to net investment in leases and held for sale	(306,260)
Impairments	(10,972)

Balance at August 31, 2024	$6,798,327

Accumulated depreciation	$2,173,023
Update on Russian Aircraft
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
During the year ended February 29, 2024, the Company received cash settlement proceeds of $43.2 million in settlement of certain of the Company’s claims under the insurance policies in respect of 4 aircraft formerly on lease to 2 Russian airlines. The Company will continue to explore mitigating losses with respect to the 5 other aircraft that were not included in the prior settlement, but it is uncertain whether this will result in any further settlements and, if so, in what amount.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at August 31, 2024 were as follows:

Year Ending February 28/29,	Amount(1)
2025 (Remainder of fiscal year)	$326,347
2026	606,769
2027	531,015
2028	426,904
2029	345,978
Thereafter	875,474
Total	$3,112,487
_______________
(1)Reflects impact of lessee lease rental deferrals.
At August 31, 2024 and February 29, 2024, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $33.3 million and $26.6 million, respectively.
Note 5. Net Investment in Leases, Net
At August 31, 2024 and February 29, 2024, our net investment in leases consisted of 15 aircraft. The components of our net investment in leases at August 31, 2024 and February 29, 2024, were as follows:

	August 31, 2024	February 29, 2024
Lease receivable	$133,839	$142,983
Unguaranteed residual value of flight equipment	151,914	147,170
Net investment leases	285,753	290,153
Allowance for credit losses	(7,483)	(7,714)
Net investment in leases, net	$278,270	$282,439
At August 31, 2024, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$14,016
2026	17,262
2027	26,160
2028	27,163
2029	26,716
Thereafter	65,194
Total lease payments to be received	176,511
Present value of lease payments - lease receivable	(133,839)
Difference between undiscounted lease payments and lease receivable	$42,672

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of August 31, 2024, and February 29, 2024, was as follows:

	August 31, 2024			February 29, 2024
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	63		28%	63	27%
Europe	91		31%	90	30%
Middle East and Africa	10		5%	9	5%
North America	49		23%	46	23%
South America	29		12%	32	14%
Off-lease	2	(1)	1%	3	1%
Total	244		100%	243	100%
_______________
(1)Of the 2 off-lease aircraft at August 31, 2024, we currently have 1 narrow-body freighter aircraft, which is subject to a lease commitment, and 1 narrow-body freighter aircraft, which we are marketing for lease.
The following table sets forth individual countries representing at least 10% of our Net Book Value as of August 31, 2024 and February 29, 2024:

	August 31, 2024			February 29, 2024
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$842,912	12%	7	$806,162	11%	5
India	698,412	10%	3	750,498	11%	4
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
Region	2024	2023	2024	2023
Asia and Pacific	28%	29%	28%	30%
Europe	32%	31%	31%	30%
Middle East and Africa	4%	4%	5%	4%
North America	24%	23%	24%	23%
South America	12%	13%	12%	13%

Total	100%	100%	100%	100%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended August 31,				Six Months Ended August 31,
	2024		2023		2024		2023
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	2	14%	3	21%	2	15%	3	21%
For the three months ended August 31, 2024, Spain comprised 16% of total revenue. Total revenue attributable to Spain included $21.7 million from gains on sales of flight equipment and maintenance revenue. For the six months ended August 31, 2024, Spain comprised 11% of total revenue. Total revenue attributable to Spain included $24.5 million from gains on sales of flight equipment and maintenance revenue.
For the three months ended August 31, 2023, total revenue attributable to the United States and India was 13% and 11%, respectively. Total revenue attributable to the United States included $4.1 million from gains on sales of flight equipment. For the six months ended August 31, 2023, no country comprised more than 10% of total revenue.
Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 9 aircraft with a net book value of $264.9 million at August 31, 2024.

Amount
Balance at February 29, 2024	$42,710
Earnings of unconsolidated equity method investment, net of tax	999
Balance at August 31, 2024	$43,709

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At August 31, 2024				At February 29, 2024
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$643,200	30	2.36% to 7.42%	12/27/24 to 06/27/32	$883,451
Less: Debt issuance costs and discounts	(6,790)				(8,054)

Total secured debt financings, net of debt issuance costs and discounts	636,410				875,397

Unsecured Debt Financings:
Senior Notes due 2024(2)	—		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
Senior Notes due 2031	500,000		5.75%	10/01/31	—
Revolving Credit Facilities	20,000		7.50%	05/24/25 to 02/08/28	20,000
Less: Debt issuance costs and discounts	(46,335)				(46,901)
Total unsecured debt financings, net of debt issuance costs and discounts	3,823,665				3,823,099

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,460,075				$4,698,496

(1)The borrowings under these financings at August 31, 2024, have a weighted average fixed rate of interest of 5.89%.
(2)Repaid at the final stated maturity date.
Secured Debt Financings
Term Financings
On August 28, 2024, we repaid in full the $206.3 million outstanding principal amount of one of our term financings secured by 8 aircraft, including $1.9 million of accrued interest. The secured term financing had a final stated maturity date of September 13, 2024, and we recognized a gain on the early extinguishment of debt of $0.3 million.
Unsecured Debt Financings
5.750% Senior Notes due 2031
On July 18, 2024, the Company and Aircastle (Ireland) Designated Activity Company (“AIDAC”), a wholly-owned subsidiary of the Company, issued $500.0 million aggregate principal amount of 5.750% Senior Notes due 2031 (the “Senior Notes due 2031”) at an issue price of 99.64%. The Senior Notes due 2031 will mature on October 1, 2031, and bear interest at a rate of 5.75% per annum, payable semi-annually on April 1 and October 1 of each year, commencing on April 1, 2025. Interest accrues on the Senior Notes due 2031 from July 18, 2024.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
Revolving Credit Facilities
As of August 31, 2024, we had $20.0 million outstanding under our revolving credit facilities and had $2.1 billion available for borrowing.
As of August 31, 2024, we were in compliance with all applicable covenants in our financings.
AIDAC Guarantees
In connection with AIDAC co-issuing the Senior Notes due 2031 with the Company, AIDAC agreed to fully and unconditionally guarantee (the “AIDAC Guarantees”) the Company’s obligations under its: (i) revolving credit facilities; (ii) 5.250% Senior Notes due 2025; (iii) 4.250% Senior Notes due 2026; (iv) 2.850% Senior Notes due 2028; (v) 6.500% Senior Notes due 2028; and (vi) 5.950% Senior Notes due 2029 (collectively, the “Existing Unsecured Debt”). As a result of the AIDAC Guarantees, the Senior Notes due 2031 rank pari passu in right of payment with the Existing Unsecured Debt.
Note 9. Shareholders' Equity
Issuance of Common Shares
On July 5, 2023, the Company entered into a Subscription Agreement with its Shareholders, pursuant to which the Company agreed to make a pro rata issuance of the Company’s common shares, $0.01 par value per share (the “Shares”), for an aggregate purchase price of up to $500.0 million. On July 18, 2023, 1,516 Shares in the aggregate were issued to the Shareholders for an aggregate purchase price of $200.0 million. On June 28, 2024, 2,276 Shares in the aggregate were issued to the Shareholders for an aggregate purchase price of $300.0 million, representing the second and final tranche of Shares to be issued under the Subscription Agreement. The number of Shares and the subscription price per share were determined and agreed to by the parties at the time of issuance. The Shares rank pari passu in all respects with other common shares of the Company. The Company has used, and intends to continue to use, the net proceeds from the issuance of Shares for general corporate purposes.
Preference Share Dividends
On March 15, 2024, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was approved by the Company’s Board of Directors on January 9, 2024, and accrued as of February 29, 2024.
On September 16, 2024, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was approved by the Company’s Board of Directors on July 8, 2024.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.1 million and $2.1 million during the three months ended August 31, 2024 and 2023, respectively, and $4.6 million and $4.1 million during the six months ended August 31, 2024 and 2023, respectively, whereby our Shareholders provide certain management and administrative services to the Company.
See Note 9 for additional information regarding our Subscription Agreement with our Shareholders and related Shares issuances.
Note 11. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (the “Bermuda CIT Act”), which imposes a 15% corporate current income tax (the “Bermuda CIT”) effective for tax years beginning on or after January 1, 2025. The Company expects to become subject to the Bermuda

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
CIT with respect to its fiscal year beginning March 1, 2025 and subsequent years. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.
The sources of income (loss) from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three and six months ended August 31, 2024 and 2023 were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
U.S. operations	$5,688	$6,588	$10,684	$10,870
Non-U.S. operations	31,519	(6,625)	45,657	25,817
Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	$37,207	$(37)	$56,341	$36,687
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
We recognized income tax provisions of $12.6 million and $9.3 million for the six months ended August 31, 2024 and 2023, respectively. Our effective tax rate for the six months ended August 31, 2024 and 2023 was 22.4% and 25.2%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits in taxable and non-taxable jurisdictions.
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
On December 18, 2023, Bermuda enacted the Bermuda CIT Act which imposes the 15% Bermuda CIT that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. The Company has appropriately considered the impact of the Bermuda CIT and its impact on current and deferred income taxes.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023
Interest on borrowings and other liabilities	$61,762	$58,133	$123,629	$114,005
Amortization of deferred financing fees and debt discount	4,247	4,290	8,590	8,321
Interest expense	66,009	62,423	132,219	122,326
Less: Interest income	(3,585)	(4,736)	(4,320)	(7,028)
Less: Capitalized interest	—	(652)	(662)	(1,372)

Interest, net	$62,424	$57,035	$127,237	$113,926
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $0.5 million and $0.6 million, and $1.0 million and $1.3 million for the three and six months ended August 31, 2024 and 2023, respectively.
As of August 31, 2024, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$1,495
2026	2,815
2027	2,750
2028	2,781
2029	1,987
Thereafter	16,005
Total	$27,833
At August 31, 2024, we had commitments to purchase 11 aircraft for $377.2 million.
At August 31, 2024, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$64,205
2026	80,132
2027	202,216
2028	30,679
2029	—
Thereafter	—
Total	$377,232

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2024
Note 14. Other Assets
Other assets consisted of the following as of August 31, 2024, and February 29, 2024:

	August 31, 2024	February 29, 2024
Deferred income tax asset	$47	$48
Lease incentives and premiums, net of accumulated amortization of $95,925 and $90,408, respectively	47,368	37,459
Flight equipment held for sale	19,173	19,190
Aircraft purchase deposits and Embraer E-2 progress payments	47,353	42,784
Right-of-use asset(1)	15,364	16,053
Deferred rent receivable, net(2)	13,100	15,825
Investments, at fair value(3)	10,018	10,160
Other investments, net(2)(3)	4,335	5,079
Other assets	111,149	125,209

Total other assets	$267,907	$271,807
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the six months ended August 31, 2024, was as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 29, 2024	$7,714	$3,209	$2,146	$13,069
Provision for credit losses	(231)	742	(230)	281
Balance at August 31, 2024	$7,483	$3,951	$1,916	$13,350
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of August 31, 2024, and February 29, 2024:

	August 31, 2024	February 29, 2024
Accounts payable, accrued expenses and other liabilities	$49,478	$68,185
Deferred income tax liability	109,842	100,405
Accrued interest payable	21,716	27,507
Lease liability	18,338	19,193
Lease discounts, net of amortization of $19,888 and $43,519, respectively	12,941	4,298

Total accounts payable, accrued expenses and other liabilities	$212,315	$219,588

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
As of August 31, 2024, we owned and managed on behalf of our joint venture 253 aircraft leased to 78 airline customers located in 46 countries. The net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) was $7.1 billion as of August 31, 2024. The weighted average age of our fleet was 9.7 years, and the weighted average remaining lease term was 5.3 years. The weighted average utilization rate of our fleet was 99% for the six months ended August 31, 2024. During the six months ended August 31, 2024, we purchased 13 aircraft and sold 12 aircraft and other flight equipment. As of August 31, 2024, we had commitments to purchase 11 aircraft for $377.2 million, with deliveries through the first quarter of 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $421.8 million, $44.7 million and $385.0 million, respectively, for the six months ended August 31, 2024. Cash flow provided by operating activities was $204.9 million for the six months ended August 31, 2024. The Company’s financial performance reflects the continued expansion of global air traffic and strong demand for our aircraft through lease extension requests, primarily due to Original Equipment Manufacturer production issues and delivery delays, as well as the improved financial health of our airline customers.
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
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of October 1, 2024, total liquidity of $3.1 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.5 billion of unrestricted cash through October 1, 2025.
Acquisitions and Sales
During the six months ended August 31, 2024, we purchased 13 aircraft for $343.5 million. As of August 31, 2024, we had commitments to purchase 11 aircraft for $377.2 million, with delivery through the first quarter of 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of October 4, 2024, we have purchased 1 additional aircraft and have commitments to purchase 15 aircraft for $566.7 million.
During the six months ended August 31, 2024, we sold 12 aircraft and other flight equipment for net proceeds of $329.3 million and recognized a net gain on the sale of $36.4 million for these aircraft and other flight equipment. As of October 4, 2024, we have sold 1 additional aircraft.

Fiscal Year 2024 Lease Expirations and Lease Placements
As of October 1, 2024, we had 1 off-lease aircraft and 1 aircraft with a lease expiring in fiscal year 2024, which combined account for less than 1% of our Net Book Value at August 31, 2024, remaining to be placed or sold. Of these 2 aircraft, we expect to transition 1 aircraft to a new lessee and sell or part out the other aircraft.
Fiscal Year 2025-2028 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2025 to 2028, representing the percentage of our Net Book Value as of August 31, 2024, specified below:
•2025: 17 aircraft, representing 6%;
•2026: 34 aircraft, representing 12%;
•2027: 31 aircraft, representing 11%; and
•2028: 30 aircraft, representing 10%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.6 billion in equity capital from private and public investors, including $500.0 million received during the past 12 months in respect of the Subscription Agreement entered into with our Shareholders – see Note 9 in the Notes to the Unaudited Consolidated Financial Statements. We also have raised $22.5 billion in debt capital from a variety of sources, including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of August 31, 2024 and 2023:

Owned Aircraft	As of August 31, 2024	As of August 31, 2023
	(Dollars in millions)
Net Book Value of Flight Equipment	$7,077	$6,751
Net Book Value of Unencumbered Flight Equipment	$6,043	$5,208
Number of Aircraft	244	239
Number of Unencumbered Aircraft	214	201
Number of Lessees	77	73
Number of Countries	46	43
Weighted Average Age (Years)(1)	9.7	9.7
Weighted Average Remaining Lease Term (Years)(1)	5.3	5.2
Weighted Average Fleet Utilization during the three months ended August 31, 2024 and 2023(2)	99.2%	98.3%
Weighted Average Fleet Utilization during the six months ended August 31, 2024 and 2023(2)	99.1%	97.4%
Portfolio Yield for the three months ended August 31, 2024 and 2023(3)	9.4%	9.1%
Portfolio Yield for the six months ended August 31, 2024 and 2023(3)	9.4%	9.0%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$265	$278
Number of Aircraft	9	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percentage of total days in period weighted by Net Book Value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percentage of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of August 31, 2024			Owned Aircraft as of August 31, 2023
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	61		37%	50	32%
Narrow-body - current technology	162		51%	168	54%
Wide-body - current technology	14		9%	17	12%

Total Passenger	237		97%	235	98%
Freighter - current technology	7		3%	4	2%
Total	244		100%	239	100%

Manufacturer
Airbus	160		67%	153	65%
Boeing	65		25%	67	27%
Embraer	19		8%	19	8%
Total	244		100%	239	100%

Regional Diversification
Asia and Pacific	63		28%	62	28%
Europe	91		31%	90	30%
Middle East and Africa	10		5%	7	2%
North America	49		23%	43	23%
South America	29		12%	31	15%
Off-lease	2	(2)	1%	6	2%

Total	244		100%	239	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the 2 off-lease aircraft at August 31, 2024, we currently have 1 narrow-body freighter aircraft, which is subject to a lease commitment, and 1 narrow-body freighter aircraft, which we are marketing for lease.

The top ten customers for our owned aircraft at August 31, 2024, were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	8.0%	13
KLM	Netherlands	5.0%	11
LATAM	Chile	4.3%	10
American Airlines	United States	4.2%	11
Lion Air(1)	Indonesia	4.0%	10
Aerolineas Argentinas	Argentina	3.5%	7
Frontier Airlines	United States	3.4%	5
Wizz Air	Hungary	3.2%	5
Vueling	Spain	3.0%	8
Viva Aerobus	Mexico	3.0%	6
Total top ten customers		41.6%	86
All other customers		58.4%	158
Total all customers		100.0%	244

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023:

	Three Months Ended August 31,
	2024	2023
	(Dollars in thousands)
Revenues:
Lease rental revenue	$162,379	$150,351
Direct financing and sales-type lease revenue	5,426	5,085
Amortization of lease premiums, discounts and incentives	(6,068)	(7,124)
Maintenance revenue	19,378	15,046
Total lease revenue	181,115	163,358
Gain on sale or disposition of flight equipment	35,416	4,453
Other revenue	137	145
Total revenues	216,668	167,956
Operating expenses:
Depreciation	87,675	86,328
Interest, net	62,424	57,035
Selling, general and administrative	20,090	18,882
Provision for credit losses	426	(834)
Impairment of flight equipment	5,761	1,100
Maintenance and other costs	4,096	8,854
Total operating expenses	180,472	171,365

Other income:
Gain on extinguishment of debt	285	—
Other	726	3,372

Total other income	1,011	3,372

Income (loss) from continuing operations before income taxes and earnings of unconsolidated equity method investment	37,207	(37)
Income tax provision (benefit)	9,028	(5,099)
Earnings of unconsolidated equity method investment, net of tax	480	456

Net income	$28,659	$5,518
Revenues
Total revenues increased $48.7 million, attributable to:
Lease rental revenue increased $12.0 million, primarily attributable to an increase of $28.1 million related to 36 aircraft purchased since June 1, 2023.
This was partially offset by:
•a $10.7 million decrease related to the sale of 32 aircraft since June 1, 2023; and
•a $5.4 million decrease due to lease extensions, amendments, transitions and other changes.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended August 31,
	2024	2023
	(Dollars in thousands)
Amortization of lease premiums	$(2,949)	$(2,795)
Amortization of lease discounts	985	223
Amortization of lease incentives	(4,104)	(4,552)

Amortization of lease premiums, discounts and incentives	$(6,068)	$(7,124)
Maintenance revenue. For the three months ended August 31, 2024, we recorded $19.4 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income due to scheduled aircraft lease expirations and engine redeliveries. Maintenance revenue also includes, to a lesser extent, certain cash maintenance reserves retained by us in connection with aircraft lease amendments.
For the three months ended August 31, 2023, we recorded $15.0 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled lease expirations.
Gain on sale or disposition of flight equipment. During the three months ended August 31, 2024, we sold 10 aircraft and other flight equipment for gains totaling $35.4 million.
For the three months ended August 31, 2023, we sold 6 aircraft and other flight equipment for gains totaling $4.5 million.
Operating expenses
Total operating expenses increased $9.1 million, attributable to:
Depreciation expense increased $1.3 million, primarily attributable to an increase of $9.7 million related to 36 aircraft acquired since June 1, 2023. This increase was partially offset by a decrease of $7.9 million related to 34 aircraft sold since June 1, 2023.
Interest, net increased $5.4 million due to a higher average cost of borrowing, partially offset by a lower weighted average debt outstanding of $137.5 million.
Selling, general and administrative expenses increased $1.2 million, primarily due to litigation expenses associated with the litigation discussed in “Update on Russian Aircraft” and the timing of litigation activities.
Impairment of aircraft. During the three months ended August 31, 2024, the Company recorded a transactional impairment charge of $5.8 million related to a lease amendment for one aircraft. The Company recognized $6.0 million of maintenance revenue for this aircraft during the three months ended August 31, 2024.
During the three months ended August 31, 2023, the Company recorded an impairment charge of $1.1 million.
Maintenance and other costs decreased $4.8 million, primarily attributable to lower volume of aircraft transitions. The three months ended August 31, 2023 included higher costs due to the timing of transition of aircraft to new lessees, which largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.
Other income
Total other income decreased $2.4 million. The three months ended August 31, 2023, included additional cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.
Income tax provision (benefit)
Income tax provision (benefit). We recognized an income tax provision of $9.0 million for the three months ended August 31, 2024, as compared to an income tax benefit of $5.1 million for the three months ended August 31, 2023. The increase is attributable to changes in the mix of profits in taxable and non-taxable jurisdictions.

Results of Operations for the six months ended August 31, 2024, as compared to the six months ended August 31, 2023:

	Six Months Ended August 31,
	2024	2023
	(Dollars in thousands)
Revenues:
Lease rental revenue	$324,949	$297,086
Direct financing and sales-type lease revenue	10,883	6,158
Amortization of lease premiums, discounts and incentives	(12,717)	(14,331)
Maintenance revenue	61,527	49,566
Total lease revenue	384,642	338,479
Gain on sale or disposition of flight equipment	36,426	47,047
Other revenue	773	921
Total revenues	421,841	386,447
Operating expenses:
Depreciation	177,033	175,117
Interest, net	127,237	113,926
Selling, general and administrative	42,145	39,717
Provision for credit losses	281	6,125
Impairment of flight equipment	10,972	2,197
Maintenance and other costs	8,539	17,387
Total operating expenses	366,207	354,469

Other income:
Gain on extinguishment of debt	285	—
Other	422	4,709

Total other income	707	4,709

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	56,341	36,687
Income tax provision	12,600	9,261
Earnings of unconsolidated equity method investment, net of tax	999	862

Net income	$44,740	$28,288
Revenues
Total revenues increased $35.4 million, attributable to:
Lease rental revenue increased $27.9 million, primarily attributable to an increase of $54.1 million related to 43 aircraft purchased since March 1, 2023.
This was partially offset by:
•a $20.1 million decrease related to the sale of 33 aircraft since March 1, 2023; and
•a $6.1 million decrease due to lease extensions, amendments, transitions and other changes.
Direct financing and sales-type lease revenue increased $4.7 million, primarily related to the reclassification of 12 aircraft to sales-type leases, partially offset by the sale of 1 aircraft since March 1, 2023.

Amortization of lease premiums, discounts and lease incentives:

	Six Months Ended August 31,
	2024	2023
	(Dollars in thousands)
Amortization of lease premiums	$(6,191)	$(5,782)
Amortization of lease discounts	1,679	467
Amortization of lease incentives	(8,205)	(9,016)

Amortization of lease premiums, discounts and incentives	$(12,717)	$(14,331)
The amortization of lease discounts increased $1.2 million due to the acquisition of aircraft.
Maintenance revenue. For the six months ended August 31, 2024, we recorded $61.5 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries. Maintenance revenue also includes, to a lesser extent, certain cash maintenance reserves retained by us in connection with aircraft lease amendments.
For the six months ended August 31, 2023, we recorded $49.6 million of maintenance revenue primarily related to maintenance payments received by us and recognized into income as a result of scheduled lease expirations.
Gain on sale or disposition of flight equipment. During the six months ended August 31, 2024, we sold 12 aircraft and other flight equipment for gains totaling $36.4 million.
During the six months ended August 31, 2023, we sold 10 aircraft and other flight equipment for gains totaling $14.3 million. The six months ended August 31, 2023 also included selling profit totaling $32.7 million related to the reclassification of 10 aircraft from operating leases to sales-type leases.
Operating expenses
Total operating expenses increased $11.7 million, attributable to:
Depreciation expense increased $1.9 million, primarily attributable to an increase of $19.0 million related to 43 aircraft purchased since March 1, 2023. This increase was partially offset by a decrease of $15.0 million related to 35 aircraft sold since March 1, 2023.
Interest, net increased $13.3 million due to a higher average cost of borrowing, partially offset by a lower weighted average debt outstanding of $29.6 million.
Selling, general and administrative expenses increased $2.4 million, primarily due to litigation expenses associated with the litigation discussed in “Update on Russian Aircraft” and the timing of litigation activities.
Provision for credit losses decreased $5.8 million. During the six months ended August 31, 2023, we recorded a credit provision of $6.2 million related to the reclassification of 10 aircraft from operating to sales-type leases.
Impairment of aircraft. During the six months ended August 31, 2024, the Company recorded transactional impairment charges totaling $11.0 million related to a scheduled lease expiration and a lease amendment of one aircraft. The Company recognized $24.0 million of maintenance revenue for these aircraft during the six months ended August 31, 2024.
During the six months ended August 31, 2023, we recorded impairment charges of $2.2 million.
Maintenance and other costs decreased $8.8 million, primarily attributable to lower volume of aircraft transitions. The six months ended August 31, 2023 included higher costs due to the timing of transition of aircraft to new lessees, which largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.

Other income
Total other income decreased by $4.0 million. The six months ended August 31, 2023, included additional cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.
Income tax provision
Income tax provision. We recognized income tax provisions of $12.6 million and $9.3 million for the six months ended August 31, 2024 and 2023, respectively. Our effective tax rate for the six months ended August 31, 2024 and 2023 was 22.4% and 25.2%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits in taxable and non-taxable jurisdictions.
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
During the six months ended August 31, 2024, we met our liquidity and capital resource needs with $204.9 million of cash flows from operations and $329.3 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of August 31, 2024, the weighted average maturity of our secured and unsecured debt financings was 3.5 years, and we were in compliance with all applicable covenants.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of October 1, 2024, total liquidity of $3.1 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.5 billion of unrestricted cash through October 1, 2025. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Six Months Ended August 31,
	2024	2023
	(Dollars in thousands)
Net cash flow provided by operating activities	$204,903	$186,415
Net cash flow used in investing activities	(7,484)	(250,512)
Net cash flow provided by financing activities	105,168	558,664
Operating Activities:
Cash flow provided by operating activities was $204.9 million and $186.4 million for the six months ended August 31, 2024 and 2023, respectively. The increase is attributable to higher customer cash collections and maintenance payments received by us and recognized into income during the six months ended August 31, 2024, partially offset by higher cash paid for interest.
Investing Activities:
Cash flow used in investing activities was $7.5 million and $250.5 million for the six months ended August 31, 2024 and 2023, respectively. Proceeds from the sale or disposition of aircraft and other flight equipment increased $203.3 million during the six months ended August 31, 2024.
Financing Activities:
Cash flow provided by financing activities was $105.2 million and $558.7 million for the six months ended August 31, 2024 and 2023, respectively. The decrease of $453.5 million was primarily attributable to a $551.4 million increase in repayments of secured and unsecured financings, net of borrowings, partially offset by a $100.0 million increase in proceeds from the issuance of our common stock.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations decreased to $5.8 billion at August 31, 2024 from $6.1 billion at February 29, 2024, due to lower outstanding debt and aircraft purchase commitments, partially offset by higher interest obligations.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended August 31, 2024 and 2023, we incurred a total of $15.0 million and $44.3 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of August 31, 2024, the weighted average age by Net Book Value of our aircraft was approximately 9.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement.

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
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing. We hold a 25% equity interest in this entity, which was established to help expand our base of new business opportunities. As of August 31, 2024, the Net Book Value of its 9 aircraft was $264.9 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At August 31, 2024, approximately 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended August 31, 2024, expenses, such as personnel and office costs, denominated in currencies other than the U.S. dollar totaled $10.5 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended August 31, 2024 and 2023, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended August 31, 2024 and 2023:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023

Net income	$28,659	$5,518	$44,740	$28,288
Depreciation	87,675	86,328	177,033	175,117
Amortization of lease premiums, discounts and incentives	6,068	7,124	12,717	14,331
Interest, net	62,424	57,035	127,237	113,926
Income tax provision (benefit)	9,028	(5,099)	12,600	9,261

EBITDA	$193,854	$150,906	$374,327	$340,923
Adjustments:
Impairment of flight equipment	5,761	1,100	10,972	2,197
Gain on extinguishment of debt	(285)	—	(285)	—
Adjusted EBITDA	$199,330	$152,006	$385,014	$343,120
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
As of August 31, 2024, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.2 million and $3.2 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2024. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
Environmental, Social and Governance (“ESG”)
Information on our ESG initiatives can be found on our website at www.aircastle.com under “ESG.” The information on the Company’s website regarding our ESG initiatives is not part of, nor incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

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

4.11
Indenture, dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2024).

4.12
Guarantee Supplemental Indenture (6.500% Senior Notes due 2028), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee. *

4.13
Guarantee Supplemental Indenture (4.250% Senior Notes due 2026), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee. *

4.14
Guarantee Supplemental Indenture (5.250% Senior Notes due 2025), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee. *

4.15
Guarantee Supplemental Indenture (5.950% Senior Notes due 2029), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee. *

4.16
Guarantee Supplemental Indenture (2.850% Senior Notes due 2028), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee. *

10.1	Amendment No. 23 to Purchase Agreement COM0270-15, dated as of July 23, 2024 (Amendment No. 23), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

Exhibit No.	Description of Exhibit

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2024 and February 29, 2024; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended August 31, 2024 and 2023; (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 31, 2024 and 2023; and (v) Notes to Unaudited Consolidated Financial Statements.*

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
Dated: October 10, 2024

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer