Form 10-Q
period 2024-11-30
Aircastle LTD
filed 2025-01-10
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of January 7, 2025, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	November 30, 2024	February 29, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$523,753	$129,977
Accounts receivable	16,411	12,518
Flight equipment held for lease, net	6,858,065	6,940,502
Net investment in leases, net	258,639	282,439
Unconsolidated equity method investment	44,447	42,710
Other assets	240,453	271,807

Total assets	$7,941,768	$7,679,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$650,739	$875,397
Borrowings from unsecured financings, net	3,827,359	3,823,099
Accounts payable, accrued expenses and other liabilities	260,456	219,588
Lease rentals received in advance	62,006	52,654
Security deposits	71,879	69,544
Maintenance payments	583,220	505,897
Total liabilities	5,455,659	5,546,179

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at November 30, 2024 and February 29, 2024	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 and 15,564 shares issued and outstanding at November 30, 2024 and February 29, 2024, respectively	—	—
Additional paid-in capital	2,378,774	2,078,774
Retained earnings	107,335	55,000

Total shareholders’ equity	2,486,109	2,133,774

Total liabilities and shareholders’ equity	$7,941,768	$7,679,953
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Revenues:
Lease rental revenue	$158,440	$156,820	$483,389	$453,906
Direct financing and sales-type lease revenue	5,294	4,835	16,177	10,993
Amortization of lease premiums, discounts and incentives	(5,288)	(2,641)	(18,005)	(16,972)
Maintenance revenue	14,517	58,657	76,044	108,223

Total lease revenue	172,963	217,671	557,605	556,150
Gain on sale or disposition of flight equipment	20,483	20,193	56,909	67,240
Other revenue	130	882	903	1,803

Total revenues	193,576	238,746	615,417	625,193

Operating expenses:
Depreciation	87,604	86,647	264,637	261,764
Interest, net	58,752	57,037	185,989	170,963
Selling, general and administrative	18,426	18,500	60,571	58,217
Provision for credit losses	—	5,280	281	11,405
Impairment of flight equipment	8,419	34,959	19,391	37,156
Maintenance and other costs	4,872	7,107	13,411	24,494
Total operating expenses	178,073	209,530	544,280	563,999

Other income:
Gain on extinguishment of debt	—	—	285	—
Other	6,135	1,529	6,557	6,238
Total other income	6,135	1,529	6,842	6,238

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	21,638	30,745	77,979	67,432
Income tax provision	4,281	6,025	16,881	15,286
Earnings of unconsolidated equity method investment, net of tax	738	925	1,737	1,787

Net income	$18,095	$25,645	$62,835	$53,933

Preference share dividends	—	—	(10,500)	(10,500)

Net income available to common shareholders	$18,095	$25,645	$52,335	$43,433

Total comprehensive income available to common shareholders	$18,095	$25,645	$52,335	$43,433
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2024	2023
Cash flows from operating activities:
Net income	$62,835	$53,933
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	264,637	261,764
Amortization of deferred financing costs	12,722	12,611
Amortization of lease premiums, discounts and incentives	18,005	16,972
Deferred income taxes	10,480	11,082
Collections on net investment in leases	5,285	1,565
Security deposits and maintenance payments included in earnings	(9,543)	(37,654)
Gain on sale or disposition of flight equipment	(56,909)	(67,240)
Gain on extinguishment of debt	(285)	—
Impairment of flight equipment	19,391	37,156
Provision for credit losses	281	11,405
Other	(1,746)	(1,769)
Changes in certain assets and liabilities:
Accounts receivable	(4,132)	504
Other assets	(3,661)	(16,164)
Accounts payable, accrued expenses and other liabilities	35,993	8,351
Lease rentals received in advance	13,709	16,551

Net cash and cash equivalents provided by operating activities	367,062	309,067
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(583,541)	(669,597)
Proceeds from sale or disposition of flight equipment	474,053	198,816
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	(2,269)	3,126
Other	(4,796)	(5,548)
Net cash and cash equivalents used in investing activities	(116,553)	(473,203)
Cash flows from financing activities:
Proceeds from issuance of common shares	300,000	200,000
Proceeds from secured and unsecured debt financings	1,076,193	1,383,709
Repayments of secured and unsecured debt financings	(1,304,352)	(1,632,983)
Debt extinguishment costs	285	—
Deferred financing costs	(5,361)	(7,673)
Security deposits and maintenance payments received	109,668	130,068
Security deposits and maintenance payments returned	(12,166)	(14,014)
Dividends paid	(21,000)	(21,000)
Net cash and cash equivalents provided by financing activities	143,267	38,107
Net increase (decrease) in cash and cash equivalents:	393,776	(126,029)
Cash and cash equivalents at beginning of period	129,977	231,861

Cash and cash equivalents at end of period	$523,753	$105,832
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$140,296	$158,730
Cash paid for income taxes	$666	$4,142
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$40,318	$13,414
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$65,357	$54,335
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$6,310	$184,236
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Net income	—	—	—	—	—	16,081	16,081
Balance, May 31, 2024	15,564	$—	400	$—	$2,078,774	$71,081	$2,149,855
Issuance of common shares	2,276	—	—	—	300,000	—	300,000
Net income	—	—	—	—	—	28,659	28,659
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2024	17,840	$—	400	$—	$2,378,774	$89,240	$2,468,014
Net income	—	—	—	—	—	18,095	18,095
Balance, November 30, 2024	17,840	$—	400	$—	$2,378,774	$107,335	$2,486,109

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Net income	—	—	—	—	—	22,770	22,770
Balance, May 31, 2023	14,048	$—	400	$—	$1,878,774	$15,454	$1,894,228
Issuance of common shares	1,516	—	—	—	200,000	—	200,000
Net income	—	—	—	—	—	5,518	5,518
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2023	15,564	$—	400	$—	$2,078,774	$10,472	$2,089,246
Net income	—	—	—	—	—	25,645	25,645
Balance, November 30, 2023	15,564	$—	400	$—	$2,078,774	$36,117	$2,114,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024

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
We manage and analyze our business and report on our results of operations based on one operating segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker (the “CODM”). The significant segment expenses and other segment items that are provided to the CODM align with expense information that is included in the Company’s consolidated income statement.
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of November 30, 2024, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
November 30, 2024
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires entities to provide additional disclosure around certain costs and expenses presented within the Income Statement. This standard aims to improve the disclosures around the entity’s expenses and address requests from investors for more detailed information about the types of expenses. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company does not anticipate that the adoption of the standard will have a material impact on its consolidated financial statements or related disclosures.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of November 30, 2024, and February 29, 2024, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at November 30, 2024 Using Fair Value Hierarchy
	Fair Value as of November 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$523,753	$523,753	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,333	1,435	—	3,898	Market/Income

Total investments, at fair value	$10,362	$1,435	$—	$8,927

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024

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
For the three and nine months ended November 30, 2024, we had no transfers into or out of Level 3.
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
November 30, 2024
estimated using quoted market prices (Level 1), whereas all our other financings are valued using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).
The carrying amounts and fair values of our financial instruments at November 30, 2024, and February 29, 2024 were as follows:

	November 30, 2024		February 29, 2024

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$10,362	$10,362	$10,160	$10,160
Other investments, net(2)	5,063	5,063	5,079	5,079

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$20,000	$20,000
Term Financings	657,091	655,079	883,451	885,139
Senior Notes	3,850,000	3,861,008	3,850,000	3,738,146
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
(2)As of November 30, 2024, we had a $4.0 million allowance for credit losses on certain investments in debt securities that are carried at amortized cost – see Note 15.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended November 30, 2024, the Company recorded impairments totaling $8.4 million related to flight equipment that was recorded as a component of Other Assets and subject to tear-down and parts sales programs.
During the nine months ended November 30, 2024, the Company recorded impairment charges totaling $19.4 million, including $11.0 million of transactional impairment charges related to a scheduled aircraft lease expiration and a lease amendment. The Company recognized $24.0 million of maintenance revenue for these aircraft during the nine months ended November 30, 2024.
Annual Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft and other flight equipment during the three months ended November 30, 2024.
We perform a recoverability assessment when events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an aircraft or other flight equipment may not be recoverable. We measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge.
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
November 30, 2024
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
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the nine months ended November 30, 2024:

Amount
Balance at February 29, 2024	$6,940,502
Additions	621,932
Depreciation	(262,941)
Disposals and transfers to net investment in leases and held for sale	(430,456)
Impairments	(10,972)

Balance at November 30, 2024	$6,858,065

Accumulated depreciation	$2,159,032
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at November 30, 2024 were as follows:

Year Ending February 28/29,	Amount(1)
2025 (Remainder of fiscal year)	$165,276
2026	622,185
2027	547,235
2028	445,654
2029	368,602
Thereafter	941,164
Total	$3,090,116
_______________
(1)Reflects impact of lessee lease rental deferrals.
At November 30, 2024 and February 29, 2024, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $32.0 million and $26.6 million, respectively.
Note 5. Net Investment in Leases, Net
At November 30, 2024 and February 29, 2024, our net investment in leases consisted of 14 aircraft and 15 aircraft, respectively. The components of our net investment in leases at November 30, 2024 and February 29, 2024, were as follows:

	November 30, 2024	February 29, 2024
Lease receivable	$125,472	$142,983
Unguaranteed residual value of flight equipment	140,038	147,170
Net investment leases	265,510	290,153
Allowance for credit losses	(6,871)	(7,714)
Net investment in leases, net	$258,639	$282,439
At November 30, 2024, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$5,650
2026	16,589
2027	25,260
2028	26,263
2029	25,994
Thereafter	65,143
Total lease payments to be received	164,899
Present value of lease payments - lease receivable	(125,472)
Difference between undiscounted lease payments and lease receivable	$39,427

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of November 30, 2024, and February 29, 2024, was as follows:

	November 30, 2024			February 29, 2024
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	66		29%	63	27%
Europe	87		30%	90	30%
Middle East and Africa	10		5%	9	5%
North America	50		23%	46	23%
South America	29		12%	32	14%
Off-lease	2	(1)	1%	3	1%
Total	244		100%	243	100%
_______________
(1)Of the 2 off-lease aircraft at November 30, 2024, we currently have 1 narrow-body freighter aircraft, which is subject to a lease commitment, and 1 narrow-body freighter aircraft, which we are marketing for lease.
The following table sets forth individual countries representing at least 10% of our Net Book Value as of November 30, 2024 and February 29, 2024:

	November 30, 2024			February 29, 2024
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$859,953	12%	7	$806,162	11%	5
India	799,139	11%	3	750,498	11%	4
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
Region	2024	2023	2024	2023
Asia and Pacific	28%	28%	28%	29%
Europe	33%	28%	32%	30%
Middle East and Africa	4%	4%	4%	4%
North America	25%	23%	24%	23%
South America	10%	17%	12%	14%

Total	100%	100%	100%	100%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2024		2023		2024		2023
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	20%	4	27%	2	15%	3	21%
For the three months ended November 30, 2024, the United States comprised 21% of total revenue. Total revenue attributable to the United States included $20.6 million from gains on sale or disposition of flight equipment. For the nine months ended November 30, 2024, the United States and Spain comprised 13% and 11% of total revenue, respectively. Total revenue attributable to the United States and Spain included $22.1 million and $32.2 million, respectively, from gains on sale or disposition of flight equipment and maintenance revenue.
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
Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 9 aircraft with a net book value of $261.5 million at November 30, 2024.

Amount
Balance at February 29, 2024	$42,710
Earnings of unconsolidated equity method investment, net of tax	1,737
Balance at November 30, 2024	$44,447
On October 29, 2024, we entered into a loan agreement to provide our equity method investee with a $4.5 million unsecured loan facility, which bears interest at a rate of Term SOFR (as defined in the credit agreement) plus 2% and is payable on October 29, 2025. This transaction was approved by our management as an arm’s length transaction under our related party policy.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At November 30, 2024				At February 29, 2024
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$657,091	31	2.36% to 6.87%	12/27/24 to 06/27/32	$883,451
Less: Debt issuance costs and discounts	(6,352)				(8,054)

Total secured debt financings, net of debt issuance costs and discounts	650,739				875,397

Unsecured Debt Financings:
Senior Notes due 2024(2)	—		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
Senior Notes due 2031	500,000		5.75%	10/01/31	—
Revolving Credit Facilities	20,000		7.15%	05/24/25 to 02/08/28	20,000
Less: Debt issuance costs and discounts	(42,641)				(46,901)
Total unsecured debt financings, net of debt issuance costs and discounts	3,827,359				3,823,099

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,478,098				$4,698,496

(1)The borrowings under these financings at November 30, 2024, have a weighted average fixed rate of interest of 5.49%.
(2)Repaid at the final stated maturity date.
Secured Debt Financings
Term Financings
On August 28, 2024, we repaid in full the $206.3 million outstanding principal amount of one of our term financings secured by 8 aircraft, and $1.9 million of accrued interest. The secured term financing had a final stated maturity date of September 13, 2024, and we recognized a gain on the early extinguishment of debt of $0.3 million.
On December 27, 2024, we repaid in full the $60.6 million outstanding principal amount of one of our term financings secured by 7 aircraft, and $0.6 million of accrued interest, at its stated maturity date.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
Revolving Credit Facilities
As of November 30, 2024, we had $20.0 million outstanding under our revolving credit facilities and had $2.1 billion available for borrowing.
As of November 30, 2024, we were in compliance with all applicable covenants in our financings.
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
On September 16, 2024, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was approved by the Company’s Board of Directors on July 8, 2024, and accrued as of August 31, 2024.
On January 9, 2025, the Company’s Board of Directors approved a semi-annual dividend in the amount of $10.5 million for its preference shares, to be paid on March 17, 2025.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.1 million and $2.2 million during the three months ended November 30, 2024 and 2023, respectively, and $6.6 million and $6.3 million during the nine months ended November 30, 2024 and 2023, respectively, whereby our Shareholders provide certain management and administrative services to the Company.
See Note 9 for additional information regarding our Subscription Agreement with our Shareholders and related Shares issuances.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
Note 11. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (the “Bermuda CIT Act”), which imposes a 15% corporate current income tax (the “Bermuda CIT”) effective for tax years beginning on or after January 1, 2025. The Company expects to become subject to the Bermuda CIT with respect to its fiscal year beginning March 1, 2025 and subsequent years. Consequently, the provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that impose income taxes, primarily the United States and Ireland.
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three and nine months ended November 30, 2024 and 2023 were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
U.S. operations	$6,369	$7,518	$17,053	$18,388
Non-U.S. operations	15,269	23,227	60,926	49,044
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$21,638	$30,745	$77,979	$67,432
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
We recognized income tax provisions of $16.9 million and $15.3 million for the nine months ended November 30, 2024 and 2023, respectively. Our effective tax rate for the nine months ended November 30, 2024 and 2023 was 21.6% and 22.7%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits in taxable and non-taxable jurisdictions.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023
Interest on borrowings and other liabilities	$59,615	$56,746	$183,244	$170,751
Amortization of deferred financing fees and debt discount	4,132	4,290	12,722	12,611
Interest expense	63,747	61,036	195,966	183,362
Less: Interest income	(4,995)	(3,323)	(9,315)	(10,351)
Less: Capitalized interest	—	(676)	(662)	(2,048)

Interest, net	$58,752	$57,037	$185,989	$170,963
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $0.5 million and $0.6 million, and $1.5 million and $1.8 million for the three and nine months ended November 30, 2024 and 2023, respectively.
As of November 30, 2024, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in Stamford, Connecticut; Dublin, Ireland; and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$731
2026	2,754
2027	2,691
2028	2,723
2029	1,929
Thereafter	15,214
Total	$26,042
At November 30, 2024, we had commitments to purchase 32 aircraft for $1.4 billion.
At November 30, 2024, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2025 (Remainder of fiscal year)	$592,534
2026	586,456
2027	202,295
2028	30,691
2029	—
Thereafter	—
Total	$1,411,976

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2024
Note 14. Other Assets
Other assets consisted of the following as of November 30, 2024, and February 29, 2024:

	November 30, 2024	February 29, 2024
Deferred income tax asset	$47	$48
Lease incentives and premiums, net of accumulated amortization of $88,550 and $90,408, respectively	43,920	37,459
Flight equipment held for sale	10,108	19,190
Aircraft purchase deposits and Embraer E-2 progress payments	34,092	42,784
Right-of-use asset(1)	15,010	16,053
Deferred rent receivable, net(2)	10,247	15,825
Investments, at fair value(3)	10,362	10,160
Other investments, net(2)(3)	5,063	5,079
Other assets	111,604	125,209

Total other assets	$240,453	$271,807
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the nine months ended November 30, 2024, was as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 29, 2024	$7,714	$3,209	$2,146	$13,069
Provision for credit losses	(231)	742	(230)	281
Write-offs	(612)	—	—	(612)

Balance at November 30, 2024	$6,871	$3,951	$1,916	$12,738
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of November 30, 2024, and February 29, 2024:

	November 30, 2024	February 29, 2024
Accounts payable, accrued expenses and other liabilities	$40,938	$68,185
Deferred income tax liability	110,884	100,405
Accrued interest payable	69,789	27,507
Lease liability	18,302	19,193
Lease discounts, net of amortization of $20,749 and $43,519, respectively	20,543	4,298

Total accounts payable, accrued expenses and other liabilities	$260,456	$219,588

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
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends, and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results being materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K for the year ended February 29, 2024. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
As of November 30, 2024, we owned and managed on behalf of our joint venture 253 aircraft leased to 76 airline customers located in 47 countries. The net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) was $7.1 billion as of November 30, 2024. The weighted average age of our fleet was 9.7 years, and the weighted average remaining lease term was 5.2 years. The weighted average utilization rate of our fleet was 99% for the nine months ended November 30, 2024. During the nine months ended November 30, 2024, we purchased 21 aircraft and sold 20 aircraft and other flight equipment. As of November 30, 2024, we had commitments to purchase 32 aircraft for $1.4 billion, with deliveries through the first quarter of 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $615.4 million, $62.8 million and $567.5 million, respectively, for the nine months ended November 30, 2024. Cash flow provided by operating activities was $367.1 million for the nine months ended November 30, 2024. The Company’s financial performance reflects the continued expansion of global air traffic and strong demand for our aircraft through lease extension requests, primarily due to Original Equipment Manufacturer production issues and delivery delays, as well as the improved financial health of our airline customers.
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
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of January 1, 2025, total liquidity of $2.8 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.2 billion of unrestricted cash through January 1, 2026.
Acquisitions and Sales
During the nine months ended November 30, 2024, we purchased 21 aircraft for $603.0 million. As of November 30, 2024, we had commitments to purchase 32 aircraft for $1.4 billion, with delivery through the first quarter of 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of January 7, 2025, we have purchased 6 additional aircraft and have commitments to purchase 26 aircraft for $1.0 billion.
During the nine months ended November 30, 2024, we sold 20 aircraft and other flight equipment for net proceeds of $474.1 million and recognized a net gain on the sale of $56.9 million for these aircraft and other flight equipment. As of January 7, 2025, we have sold 1 additional aircraft.

Fiscal Year 2024 Lease Expirations and Lease Placements
As of January 1, 2025, we had 1 off-lease aircraft and 1 aircraft with a lease expiring in fiscal year 2024, which combined account for less than 1% of our Net Book Value at November 30, 2024, remaining to be placed or sold. Of these 2 aircraft, we expect to transition 1 aircraft to a new lessee and sell or part out the other aircraft.
Fiscal Years 2025 to 2028 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2025 to 2028, representing the percentage of our Net Book Value as of November 30, 2024, specified below:
•2025: 11 aircraft, representing 3%;
•2026: 35 aircraft, representing 12%;
•2027: 32 aircraft, representing 11%; and
•2028: 32 aircraft, representing 11%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.6 billion in equity capital from private and public investors, including $500.0 million received during the past 18 months in respect of the Subscription Agreement entered into with our Shareholders – see Note 9 in the Notes to the Unaudited Consolidated Financial Statements. We also have raised $22.5 billion in debt capital from a variety of sources, including export credit agency-backed debt, commercial bank debt, the aircraft securitization markets and the unsecured bond market. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to the aircraft owned by us as of November 30, 2024 and 2023:

Owned Aircraft	As of November 30, 2024	As of November 30, 2023
	(Dollars in millions)
Net Book Value of Flight Equipment	$7,117	$6,837
Net Book Value of Unencumbered Flight Equipment	$6,064	$5,438
Number of Aircraft	244	236
Number of Unencumbered Aircraft	213	198
Number of Lessees	75	72
Number of Countries	47	42
Weighted Average Age (Years)(1)	9.7	9.4
Weighted Average Remaining Lease Term (Years)(1)	5.2	5.3
Weighted Average Fleet Utilization during the three months ended November 30, 2024 and 2023(2)	99.2%	99.1%
Weighted Average Fleet Utilization during the nine months ended November 30, 2024 and 2023(2)	99.2%	97.9%
Portfolio Yield for the three months ended November 30, 2024 and 2023(3)	9.4%	9.5%
Portfolio Yield for the nine months ended November 30, 2024 and 2023(3)	9.4%	9.1%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$262	$275
Number of Aircraft	9	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percentage of total days in period weighted by Net Book Value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percentage of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of November 30, 2024			Owned Aircraft as of November 30, 2023
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	65		40%	54	35%
Narrow-body - current technology	158		49%	160	51%
Wide-body - current technology	14		8%	17	12%

Total Passenger	237		97%	231	98%
Freighter - current technology	7		3%	5	2%
Total	244		100%	236	100%

Manufacturer
Airbus	159		66%	154	66%
Boeing	64		25%	63	26%
Embraer	21		9%	19	8%
Total	244		100%	236	100%

Regional Diversification
Asia and Pacific	66		29%	60	27%
Europe	87		30%	88	30%
Middle East and Africa	10		5%	6	2%
North America	50		23%	44	24%
South America	29		12%	32	15%
Off-lease	2	(2)	1%	6	2%

Total	244		100%	236	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and Embraer E2 aircraft.
(2)    Of the 2 off-lease aircraft at November 30, 2024, we currently have 1 narrow-body freighter aircraft, which is subject to a lease commitment, and 1 narrow-body freighter aircraft, which we are marketing for lease.

The top ten customers for our owned aircraft at November 30, 2024, were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	8.7%	14
KLM	Netherlands	5.9%	13
American Airlines	United States	4.7%	13
LATAM	Chile	4.2%	10
Lion Air(1)	Indonesia	3.9%	10
Aerolineas Argentinas	Argentina	3.4%	7
Frontier Airlines	United States	3.3%	5
Wizz Air	Hungary	3.1%	5
Vueling	Spain	2.9%	8
Viva Aerobus	Mexico	2.9%	6
Total top ten customers		43.0%	91
All other customers		57.0%	153
Total all customers		100.0%	244

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended November 30, 2024, as compared to the three months ended November 30, 2023:

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Revenues:
Lease rental revenue	$158,440	$156,820
Direct financing and sales-type lease revenue	5,294	4,835
Amortization of lease premiums, discounts and incentives	(5,288)	(2,641)
Maintenance revenue	14,517	58,657
Total lease revenue	172,963	217,671
Gain on sale or disposition of flight equipment	20,483	20,193
Other revenue	130	882
Total revenues	193,576	238,746
Operating expenses:
Depreciation	87,604	86,647
Interest, net	58,752	57,037
Selling, general and administrative	18,426	18,500
Provision for credit losses	—	5,280
Impairment of flight equipment	8,419	34,959
Maintenance and other costs	4,872	7,107
Total operating expenses	178,073	209,530

Other income:
Other	6,135	1,529
Total other income	6,135	1,529

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	21,638	30,745
Income tax provision	4,281	6,025
Earnings of unconsolidated equity method investment, net of tax	738	925

Net income	$18,095	$25,645
Revenues
Total revenues decreased $45.2 million, attributable to:
Lease rental revenue increased $1.6 million, primarily attributable to an increase of $27.8 million related to 43 aircraft purchased since September 1, 2023.
This was partially offset by:
•a $14.6 million decrease related to the sale of 34 aircraft since September 1, 2023; and
•an $11.5 million decrease due to lease extensions, amendments, transitions and other changes.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Amortization of lease premiums	$(2,705)	$(2,671)
Amortization of lease discounts	1,375	223
Amortization of lease incentives	(3,958)	(193)

Amortization of lease premiums, discounts and incentives	$(5,288)	$(2,641)
The amortization of lease discounts increased $1.2 million due to the acquisition of aircraft.
The amortization of lease incentives increased $3.8 million due to the transition of aircraft to new lessees.
Maintenance revenue. For the three months ended November 30, 2024 and 2023, we recorded $14.5 million and $58.7 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income due to scheduled aircraft lease expirations and engine redeliveries. The decrease in maintenance revenue of $44.1 million is primarily attributable to fewer aircraft returns during the three months ended November 30, 2024.
Gain on sale or disposition of flight equipment. During the three months ended November 30, 2024, we sold 8 aircraft and other flight equipment for gains totaling $20.5 million.
For the three months ended November 30, 2023, we sold 8 aircraft and other flight equipment for gains totaling $20.2 million.
Operating expenses
Total operating expenses decreased $31.5 million, attributable to:
Depreciation expense increased $1.0 million, primarily attributable to an increase of $9.9 million related to 43 aircraft acquired since September 1, 2023. This increase was partially offset by a decrease of $8.7 million related to 36 aircraft sold since September 1, 2023.
Interest, net increased $1.7 million due to a higher average cost of borrowing and a higher weighted average debt outstanding of $10.4 million.
Provision for credit losses decreased $5.3 million. During the three months ended November 30, 2023, we recorded a credit provision for debt securities received by us as a part of an airline restructuring, as well as certain restructured receivables.
Impairment of aircraft. During the three months ended November 30, 2024, the Company recorded impairments totaling $8.4 million related to flight equipment that was recorded as a component of Other Assets and subject to tear-down and parts sales programs.
During the three months ended November 30, 2023, the Company recorded impairment charges of $35.0 million, including $25.5 million of transactional impairments related to scheduled aircraft lease expirations and engine redeliveries. The Company recognized $37.7 million of maintenance revenue for these aircraft and engines.
We also recorded impairments of $9.5 million resulting from the completion of our annual fleet review during the three months ended November 30, 2023.
Maintenance and other costs decreased $2.2 million, primarily attributable to fewer aircraft transitions. The three months ended November 30, 2023 included higher costs due to the timing of transition of aircraft to new lessees, which largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.

Other income
Total other income increased $4.6 million. The three months ended November 30, 2024, included additional cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.
Income tax provision
Income tax provision. Our income tax provision was $4.3 million and $6.0 million and our effective tax rate was 19.8% and 19.6% for the three months ended November 30, 2024 and 2023, respectively.
Results of Operations for the nine months ended November 30, 2024, as compared to the nine months ended November 30, 2023:

	Nine Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Revenues:
Lease rental revenue	$483,389	$453,906
Direct financing and sales-type lease revenue	16,177	10,993
Amortization of lease premiums, discounts and incentives	(18,005)	(16,972)
Maintenance revenue	76,044	108,223
Total lease revenue	557,605	556,150
Gain on sale or disposition of flight equipment	56,909	67,240
Other revenue	903	1,803
Total revenues	615,417	625,193
Operating expenses:
Depreciation	264,637	261,764
Interest, net	185,989	170,963
Selling, general and administrative	60,571	58,217
Provision for credit losses	281	11,405
Impairment of flight equipment	19,391	37,156
Maintenance and other costs	13,411	24,494
Total operating expenses	544,280	563,999

Other income:
Gain on extinguishment of debt	285	—
Other	6,557	6,238

Total other income	6,842	6,238

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	77,979	67,432
Income tax provision	16,881	15,286
Earnings of unconsolidated equity method investment, net of tax	1,737	1,787

Net income	$62,835	$53,933
Revenues
Total revenues decreased $9.8 million, attributable to:
Lease rental revenue increased $29.5 million, primarily attributable to an increase of $81.0 million related to 50 aircraft purchased since March 1, 2023.

This was partially offset by:
•a $36.8 million decrease related to the sale of 39 aircraft since March 1, 2023; and
•a $14.7 million decrease due to lease extensions, amendments, transitions and other changes.
Direct financing and sales-type lease revenue increased $5.2 million, primarily related to the reclassification of 12 aircraft to sales-type leases, partially offset by the sale of 2 aircraft since March 1, 2023.
Amortization of lease premiums, discounts and lease incentives:

	Nine Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Amortization of lease premiums	$(8,897)	$(8,453)
Amortization of lease discounts	3,055	691
Amortization of lease incentives	(12,163)	(9,210)

Amortization of lease premiums, discounts and incentives	$(18,005)	$(16,972)
The amortization of lease discounts increased $2.4 million due to the acquisition of aircraft.
The amortization of lease incentives increased $3.0 million due to the transition of aircraft to new lessees.
Maintenance revenue. For the nine months ended November 30, 2024 and 2023, we recorded $76.0 million and $108.2 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries. The decrease in maintenance revenue of $32.2 million is primarily attributable to fewer aircraft returns during the nine months ended November 30, 2024.
Gain on sale or disposition of flight equipment. During the nine months ended November 30, 2024, we sold 20 aircraft and other flight equipment for gains totaling $56.9 million.
During the nine months ended November 30, 2023, we sold 18 aircraft and other flight equipment for gains totaling $34.5 million. The nine months ended November 30, 2023 also included selling profit totaling $32.7 million related to the reclassification of 10 aircraft from operating leases to sales-type leases.
Operating expenses
Total operating expenses decreased $19.7 million, attributable to:
Depreciation expense increased $2.9 million, primarily attributable to an increase of $29.0 million related to 50 aircraft purchased since March 1, 2023. This increase was partially offset by a decrease of $24.2 million related to 42 aircraft sold since March 1, 2023.
Interest, net increased $15.0 million due to a higher average cost of borrowing.
Selling, general and administrative expenses increased $2.4 million, primarily due to litigation expenses associated with the litigation discussed in “Update on Russian Aircraft” and the timing of litigation activities.
Provision for credit losses decreased $11.1 million. During the nine months ended November 30, 2023, we recorded a credit provision related to the reclassification of 10 aircraft from operating to sales-type leases. We also recognized a credit provision for debt securities received by us as part of an airline restructuring, as well as certain restructured receivables, during the nine months ended November 30, 2023.
Impairment of aircraft. During the nine months ended November 30, 2024, the Company recorded impairment charges totaling $19.4 million, including $11.0 million of transactional impairments related to a scheduled lease expiration and a lease amendment of 1 aircraft. The Company recognized $24.0 million of maintenance revenue for these aircraft during the nine months ended November 30, 2024.
During the nine months ended November 30, 2023, the Company recorded impairment charges of $37.2 million,

including $25.5 million of transactional impairments related to scheduled aircraft lease expirations and engine redeliveries. The Company recognized $37.7 million of maintenance revenue for these aircraft and engines.
Maintenance and other costs decreased $11.1 million, primarily attributable to fewer aircraft transitions. The nine months ended November 30, 2023 included higher costs due to the timing of transition of aircraft to new lessees, which largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.
Income tax provision
Income tax provision. We recognized income tax provisions of $16.9 million and $15.3 million for the nine months ended November 30, 2024 and 2023, respectively. Our effective tax rate for the nine months ended November 30, 2024 and 2023 was 21.6% and 22.7%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits in taxable and non-taxable jurisdictions.
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
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations have historically generated a significant amount of cash, primarily from lease rentals and maintenance collections, including end-of-lease maintenance payments. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:
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
During the nine months ended November 30, 2024, we met our liquidity and capital resource needs with $367.1 million of cash flows from operations and $474.1 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of November 30, 2024, the weighted average maturity of our secured and unsecured debt financings was 3.3 years, and we were in compliance with all applicable covenants.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of January 1, 2025, total liquidity of $2.8 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.2 billion of unrestricted cash through January 1, 2026. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Nine Months Ended November 30,
	2024	2023
	(Dollars in thousands)
Net cash flow provided by operating activities	$367,062	$309,067
Net cash flow used in investing activities	(116,553)	(473,203)
Net cash flow provided by financing activities	143,267	38,107
Operating Activities:
Cash flow provided by operating activities was $367.1 million and $309.1 million for the nine months ended November 30, 2024 and 2023, respectively. The net increase is attributable to higher customer cash collections during the nine months ended November 30, 2024, partially offset by lower cash paid for interest by $18.5 million related to the timing of interest payments.
Investing Activities:
Cash flow used in investing activities was $116.6 million and $473.2 million for the nine months ended November 30, 2024 and 2023, respectively. The net decrease of $356.7 million was primarily attributable to an increase of $275.2 million in proceeds from the sale or disposition of aircraft and other flight equipment during the nine months ended November 30, 2024. Additionally, cash used in the acquisition and improvement of flight equipment was lower during the nine months ended November 30, 2024 by $86.1 million primarily attributable to the mix of aircraft types with respect to aircraft acquisitions.
Financing Activities:
Cash flow provided by financing activities was $143.3 million and $38.1 million for the nine months ended November 30, 2024 and 2023, respectively. The increase of $105.2 million was primarily attributable to a $100.0 million increase in proceeds from the issuance of our common shares.
Debt Obligations
For complete information on our debt obligations, refer to Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $6.8 billion at November 30, 2024 from $6.1 billion at February 29, 2024, due to higher aircraft purchase commitments and interest obligations, partially offset by lower outstanding debt.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended November 30, 2024 and 2023, we incurred a total of $18.9 million and $66.9 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of November 30, 2024, the weighted average age by Net Book Value of our aircraft was approximately 9.7 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement.
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
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing. We hold a 25% equity interest in this entity, which was established to help expand our base of new business opportunities. As of November 30, 2024, the Net Book Value of its 9 aircraft was $261.5 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At November 30, 2024, approximately 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended November 30, 2024, expenses, such as personnel and office costs, denominated in currencies other than the U.S. dollar totaled $14.9 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended November 30, 2024 and 2023, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended November 30, 2024 and 2023:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023

Net income	$18,095	$25,645	$62,835	$53,933
Depreciation	87,604	86,647	264,637	261,764
Amortization of lease premiums, discounts and incentives	5,288	2,641	18,005	16,972
Interest, net	58,752	57,037	185,989	170,963
Income tax provision	4,281	6,025	16,881	15,286

EBITDA	$174,020	$177,995	$548,347	$518,918
Adjustments:
Impairment of flight equipment	8,419	34,959	19,391	37,156
Gain on extinguishment of debt	—	—	(285)	—
Adjusted EBITDA	$182,439	$212,954	$567,453	$556,074
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
As of November 30, 2024, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $3.1 million and $3.1 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2024. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.4
Indenture, dated as of August 11, 2020, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2020).

4.5
Indenture, dated as of January 26, 2021, by and between Aircastle Limited and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

4.6
Deposit Agreement, dated June 8, 2021, among Aircastle Limited, Computer share Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.7
Indenture, dated as of July 18, 2023, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2023).

4.8
Indenture, dated as of January 22, 2024, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2024).

4.9
Indenture, dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2024).

4.10
Guarantee Supplemental Indenture (6.500% Senior Notes due 2028), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.11
Guarantee Supplemental Indenture (4.250% Senior Notes due 2026), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.12
Guarantee Supplemental Indenture (5.250% Senior Notes due 2025), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.13
Guarantee Supplemental Indenture (5.950% Senior Notes due 2029), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.14
Guarantee Supplemental Indenture (2.850% Senior Notes due 2028), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

Exhibit No.	Description of Exhibit

10.1	Retirement and Consulting Agreement, dated October 21, 2024, by and between Aircastle Advisor LLC and Christopher L. Beers. * ** ØØ #

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2024 and February 29, 2024; (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended November 30, 2024 and 2023; (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 30, 2024 and 2023; and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.
** Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
ØØ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
# Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: January 10, 2025

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer