Form 10-K
period 2025-02-28
Aircastle LTD
filed 2025-04-23
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 28, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on August 31, 2024 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was $0 because the Registrant’s Common Shares were not publicly traded as of that date. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of April 16, 2025, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.
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
WEBSITE AND ACCESS TO COMPANY’S REPORTS
The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished with the SEC are available free of charge through our website under “Investors — SEC Filings”.
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

PART I
INTRODUCTION
ITEM 1. BUSINESS
Unless the context suggests otherwise, references in this Annual Report to “Aircastle,” the “Company,” “we,” “us,” or “our” refer to Aircastle Limited and its subsidiaries. Throughout this Annual Report, when we refer to our aircraft, we include aircraft that we have transferred into grantor trusts or similar entities for purposes of financing such assets through term financings. These grantor trusts or similar entities are consolidated for purposes of our financial statements. All amounts in this Annual Report are expressed in U.S. dollars and the financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
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
As of February 28, 2025, we owned and managed on behalf of our joint venture 273 aircraft leased to 77 lessees located in 47 countries. The net book value of our fleet (comprised of flight equipment held for lease and net investment in leases, or “Net Book Value”) was $7.9 billion as of February 28, 2025, up 9% from $7.2 billion as of February 29, 2024. The weighted average age of our fleet was 9.1 years and the weighted average remaining lease term was 5.4 years. The weighted average utilization rate of our fleet was 99% for the year ended February 28, 2025. During the year ended February 28, 2025, we purchased 50 aircraft and sold 27 aircraft and other flight equipment. As of February 28, 2025, we had commitments to purchase 20 aircraft with delivery through March 2027 for $771.7 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $821.0 million, $123.6 million, and $789.9 million for the year ended February 28, 2025, respectively, and $855.4 million, $83.3 million and $759.5 million for the year ended February 29, 2024, respectively. Cash flow provided by operating activities was $464.0 million and $370.3 million for the years ended February 28, 2025 and February 29, 2024, respectively. The Company’s financial performance reflects the strong global passenger demand for air travel and the robust demand for our aircraft due to ongoing Original Equipment Manufacturer (“OEM”) delivery delays and supply chain constraints. The increased demand for our aircraft through lease extension requests and strong gains on sales contributed positively to our financial results, which are also partly driven by cash settlement proceeds received in respect of our contingent and possessed insurance policies for aircraft formerly on lease to Russian airlines.
Growth in commercial air traffic has been correlated with world economic activity and has historically grown at a rate one to two times that of global gross domestic product (“GDP”) growth. This expansion of air travel has driven growth in the world aircraft fleet. There are approximately 27,000 commercial mainline passenger and freighter aircraft in the world fleet today. Aircraft leasing companies own approximately 50% of the world’s commercial passenger jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a 2-3% average annual rate.
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
We believe we have sufficient liquidity to meet our contractual obligations over the next 12 months. As of April 1, 2025, total liquidity of $2.7 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and sales through April 1, 2026 and $0.1 billion of unrestricted cash.
Our Competitive Strengths
We believe the following competitive strengths will allow us to capitalize on future growth opportunities in the global aviation industry:
•Diversified Portfolio of Modern Aircraft: We have a portfolio of modern aircraft that is diversified with respect to lessees, geographic markets, lease maturities and aircraft types. As of February 28, 2025, our owned and managed aircraft portfolio consisted of 273 aircraft leased to 77 lessees in 47 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 5.4 years. This provides us with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and adverse geopolitical or economic issues, and results in generally predictable cash flows.
•Flexible, Disciplined Acquisition Approach and Broad Investment Sourcing Network: Our investment strategy is to seek out the best risk-adjusted return opportunities across the commercial jet market, so our acquisition targets vary with market opportunities. We source our acquisitions through well-established relationships with other aircraft lessors, airlines, financial institutions, other aircraft owners and aircraft and engine manufacturers. Since our formation in 2004, we have acquired 645 aircraft for $21.3 billion as of February 28, 2025. We have built our aircraft portfolio through more than 208 transactions with 109 counterparties as of February 28, 2025.
•Significant Experience in Successfully Selling Aircraft Throughout Their Life Cycle: Our team is adept at managing and executing the sale of aircraft, either with a lease attached or on a part-out basis. Since our formation, we have sold 354 aircraft to 110 buyers for $7.7 billion as of February 28, 2025. These sales produced net gains of $713.0 million and involved a wide range of aircraft types and buyers. Of these aircraft, 251, or 71%, were over 14 years old at the time of sale; often being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our competence in selling older aircraft is one of the capabilities that sets us apart from many of our competitors.
•Strong Capital Raising Track Record and Access to a Wide Range of Financing Sources: Since our inception, we have raised $2.6 billion in equity capital from private and public investors as of February 28, 2025. We maintain a strong, strategic relationship with Marubeni Corporation (“Marubeni”), which is one of our controlling shareholders. We have raised $23.1 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization market and Japanese Operating Lease with Call Option (“JOLCO”) financings, which have been originated by Marubeni. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new opportunities.
•Our Capital Structure Provides Investment Flexibility: As of February 28, 2025, we had $2.0 billion available from unsecured revolving credit facilities, 98% of which is not scheduled to mature until 2027 and 2028, thereby limiting our near-term financial markets exposure. Given our relatively limited future capital commitments, we have the resources to take advantage of future investment opportunities. Our large, unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, which we expect will allow us to pursue a flexible and opportunistic investment strategy over the long term.
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

Acquisitions and Sales
We originate acquisitions and sales through well-established relationships with other aircraft lessors, airlines, financial institutions, other aircraft owners, and aircraft manufacturers, as well as other sources. We believe that sourcing such transactions globally through multiple channels provides for a broad and relatively consistent set of opportunities. During the year ended February 28, 2025, we acquired 50 aircraft for $1.6 billion and sold 27 aircraft and other flight equipment for net proceeds of $565.9 million. We recognized gains on the sale or disposition of aircraft totaling $77.2 million.
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
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. We believe that cash on hand, funds generated from operations, maintenance payments received from lessees, equity offerings, unsecured bond offerings, borrowings secured by our aircraft, draws under our revolving credit facilities and proceeds from any future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next 12 months. We may choose to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
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
Typically, the lessee agrees to lease an aircraft for a fixed term, although certain of our leases allow the lessee the option to extend the lease for an additional term or, in rare cases, terminate the lease prior to its expiration. Our leases require the lessee to pay periodic rentals during the lease term. Approximately 98% of our leases have fixed rental rates that are payable monthly in advance in U.S. dollars. For our variable rate leases, rentals are payable on a floating interest-rate basis using the secured overnight financing rate (“SOFR”).
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
Typically, the lessee is responsible for performing maintenance on the aircraft and is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and are either made monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to use funds paid by the lessee during the lease term to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lessee makes a single end of lease maintenance payment, the lessee would typically be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee and the aircraft is returned to us in better condition than at lease inception.
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
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account sales, sale agreements, lease placements and renewal commitments as of April 16, 2025, by fiscal year:

Aircraft Type	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	Off-Lease	Sold or Sale Agreement	Total
A319/A320/A321	3	16	17	25	19	6	11	4	—	2	—	—	—	14	117
A320neo/A321neo	—	8	1	1	3	3	8	7	9	5	3	1	—	—	49
A330-200/300	3	1	3	—	2	1	3	—	—	—	—	—	—	—	13
737-700/800/900ER	4	4	9	5	9	7	—	—	2	3	1	—	—	2	46
737-MAX8/MAX9	—	—	—	—	—	1	1	4	1	—	—	5	—	—	12
777-300ER	—	—	—	—	—	—	1	—	—	—	—	—	—	—	1
E195	—	4	1	—	—	—	—	—	—	—	—	—	—	—	5
E2-195	—	—	—	—	—	—	5	5	1	4	1	—	—	—	16
Freighters	—	—	—	—	—	3	—	1	1	—	—	—	1	—	6

Total	10	33	31	31	33	21	29	21	14	14	5	6	1	16	265

Fiscal Year 2025 Lease Expirations and Lease Placements
As of April 16, 2025, we have 1 off-lease aircraft and 10 aircraft with leases expiring in fiscal year 2025, which combined account for 2% of our Net Book Value at February 28, 2025, still to be placed or sold.
Fiscal Year 2026-2029 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled between fiscal years 2026 and 2029, representing the percentage of our Net Book Value at February 28, 2025, specified below:
•2026: 33 aircraft, representing 10%;
•2027: 31 aircraft, representing 10%;
•2028: 31 aircraft, representing 9%; and
•2029: 33 aircraft, representing 12%.
Lease Management and Remarketing
Our aircraft re-leasing strategy is to develop opportunities proactively, well in advance of scheduled lease expiration. This enables consideration of a broad set of alternatives, including deployment, sale or part-out, and to allow for reconfiguration or maintenance lead times where needed. We also take a proactive approach to monitoring the credit quality of our customers and may seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. We have invested significant resources in developing and implementing modern, efficient lease management information systems and processes to enable effective management of aircraft in our portfolio.
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
Competition for mid-aged and older aircraft comes from other competitors that, in many cases, rely on private equity or hedge fund capital sources. Such competitors include Carlyle Aviation Partners, Castlelake and other players, including new entrants, funded by alternative investment funds and companies. These companies are typically fund-based, rather than having permanent capital structures, and have benefited from the availability of debt financing for mid-aged aircraft. Some of these companies have also set up permanent capital structures to be able to access the unsecured debt market.
Some of our competitors have greater financial resources and/or a lower cost of capital. A number of them commit to speculative orders of new aircraft to be placed on operating lease upon delivery from the manufacturer, which compete with new and used aircraft offered by other lessors. The aircraft leasing industry is characterized by on-going merger and acquisition activity as well as new entrants as barriers to entry into the industry are relatively low.
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
Insurance
We require our lessees to carry general third-party legal liability insurance, all-risk aircraft hull and spares insurance (both with respect to the aircraft and with respect to each engine or part when not installed on our aircraft); war-risk hull and spares insurance; and excess war liability insurance. We are named as an additional insured on liability insurance policies carried by our lessees, and we or one of our lenders will be designated as a contract party/loss payee in the event of a total loss of the aircraft. We maintain contingent and possessed hull, war, excess war and legal and liability insurance coverage with respect to our aircraft which provides coverage when our equipment is not on lease or where a lessee party fails to indemnify us; this is intended to provide coverage for certain risks, including where a lessee’s insurance fails, but excluding coverage for other risks such as the risk of insolvency of the primary insurer or reinsurer. Not all losses are covered by insurance and in some cases, the insurers also have maximum limits (aggregate limits) on amounts payable.
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
Recent geopolitical events, such as the ongoing Russia-Ukraine conflict, have led insurers to reassess their coverage and significantly increase premiums. In addition, we have claims arising from the Russian invasion of Ukraine which remain unsettled and in respect of which we have had to resort to litigation that may take years to fully settle, if at all. We believe that the insurance coverage currently carried by our lessees and by Aircastle is consistent with industry practice and provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that our lessees’ insurers and re-insurers will be or will remain solvent and able to satisfy any claims, that any particular claim will ultimately be paid or that we or our lessees will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Furthermore, war risk insurance may be automatically cancelled as a result of certain events outside our control, including in the event of hostilities between the United Kingdom, the United States, France, Russia and China.
Corporate Responsibility
We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, and better serves our customers, our communities and the broader environment within which we conduct our business. Board oversight of environmental, social and governance (“ESG”) matters is conducted by the Company’s Risk and Governance Committee. A detailed report with our ESG disclosures in alignment with Global Reporting Initiative guidance can be found on our website at www.aircastle.com. The information on our website regarding our ESG disclosures is not part of, nor incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.
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
The Company believes the operations of our customers could be affected by the potential impacts of both climate change and sustainability targets and initiatives aimed at curbing its effect, so we are committed to monitoring sustainability developments. The Company’s long-term strategic plan takes these rapidly developing initiatives into consideration when we evaluate the technology behind the aircraft we target for investment. For the year ended February 28, 2025, 57% of our incremental net book value acquired were new technology aircraft with higher efficiency and lower emissions.
In addition, the Company is an investment partner in the United Airlines Ventures’ Sustainable Flight Fund whose objective is scaling up the availability of SAF. SAF provides the most readily available means for airline operators to reduce their carbon emissions while using existing technology. Many governments have mandated SAF blends for commercial aircraft operators. The high cost and low availability of SAF present challenges for airlines seeking to meet these mandates.
In making this commitment, the Company joins other corporate partners who represent various parts of the aviation supply chain that have committed over $200 million in capital to invest in a roster of companies developing cutting edge technologies for SAF production.
Our People
As of February 28, 2025, we had 124 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
We believe that our commitment to our employees is critical to our continued success, leading to high employee satisfaction and low employee turnover. To facilitate talent attraction and retention, we strive to have an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities. Each year, we review employee career development and succession planning internally and with our Compensation Committee.

Our Culture & Governance
Our C.A.S.T.L.E. Values guide our people and our operations: Community – we unify and collaborate to create a better work environment; Accountability – we are reliable, honest and act with integrity; Sustainability – we embrace sustainable initiatives which have local and global impacts; Transparency – we build trust through open, honest and respectful communication; Leadership – we coach, mentor and empower our people to expand their potential; and Equality – we foster inclusivity and respect for all.
These values are embodied in the spirit of our Code of Business Conduct and Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.
The Company also maintains independent third-party whistle-blower platforms for anonymous reporting of fraud or ethics violations. Our cybersecurity initiatives provide protection through malware detection, cloud penetration testing, threat hunting and incident responsiveness.
We believe that our commitment to our Company, our employees and the communities in which we operate has led to high employee satisfaction and low employee turnover, as discussed above, and our commitment to our customers and business partners has resulted in high customer satisfaction, as evidenced by long-standing relationships with our customers and new/repeat transactions with our business partners.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially adversely affect our business, financial condition, results of operations in future periods or our ability to meet our debt obligations. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations.
Summary of Risk Factors
Risks Related to Our Lessees
•We are indirectly impacted by the risks facing airlines and their ability to perform their obligations under the relevant lease depends on their financial condition, which may be affected by factors beyond our control, such as currency movements, fuel price volatility, weak economic conditions, and geopolitical instability.
•Lessee defaults, bankruptcies, aircraft repossessions, and lease payment restructurings or rescheduling could have a material adverse impact on our future revenue and cash flows.
•An adverse economic or political event in any region or country in which our lessees or our aircraft are concentrated could have a material adverse effect on our financial results.
•Airlines operating in emerging markets face heightened political and economic risks, which could affect the ability of our lessees to meet their obligations to us.

Risks Related to Our Aviation Assets
•Lease rates and aircraft values are subject to supply-demand dynamics and may decline due to excess capacity or the introduction of new aircraft and engine technology.
•Climate-related regulations and preferences for more fuel-efficient aircraft could reduce demand for older aircraft types.
•The concentration of our portfolio around a specific aircraft or engine type could have a material adverse affect on our business should the aircraft or engine type encounter disruptions, manufacturing and quality control issues, or other difficulties.
•We operate in a highly competitive aircraft leasing market with low barriers to entry, which may make it difficult for us to take advantage of investment opportunities or make investments that are consistent with our investment objectives.
Risks Related to Our Leases
•A lessee may fail to meet its maintenance obligations or other operational requirements applicable under the relevant lease, which may require us to incur unanticipated or significant costs.
•The failure to pay certain operational costs and discharge liens on the aircraft could result in the grounding or arrest of our aircraft and prevent or delay the re-lease, sale or other use of our aircraft.
•Failure to obtain adequate insurance coverage or lessee noncompliance with indemnity provisions may result in us, as lessor, being held liable for losses from the operation of the aircraft.
•Political or regulatory restrictions may impair our ability to export, re-register, or transfer aircraft.
Risks Related to Our Operations
•We operate a global business that may be subject to events outside of our control, such as economic downturns, epidemic or pandemic diseases, terrorist attacks, war or armed hostilities, and natural disasters, which may adversely affect the demand for air travel.
•Foreign laws, rules, and regulations, as well as escalating tariffs, trade tensions, and protectionist measures may adversely affect our business, financial condition and results of operations.
•Our ability to obtain debt financing on satisfactory terms depends on financial market conditions, as well as our credit rating, and any volatility in the capital markets or a credit downgrade may increase our borrowing costs and adversely affect our earnings and cash flow.
•We bear the risk or re-leasing and selling our aircraft and may not fully recover our investment through either future lease cash flows or a sale, which may result in a write down of the value of some of our assets.
•We are subject to cybersecurity threats and data protection regulations, and failure to maintain secure IT systems could disrupt our operations.
Risks Related to Our Organization and Structure
•We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
Risks Related to Taxation
•We are subject to complex and evolving tax laws in jurisdictions where we have significant operations, including Ireland, Bermuda, and the U.S., which may have an adverse effect on our results of operations.
•Our business would be adversely affected by the imposition of taxes should we no longer qualify for certain tax exemptions for which we are currently eligible.
•Global initiatives, such as the Organization for Economic Cooperation and Development’s (“OECD”) action plan with respect to base erosion and profit shifting (“BEPS”) may increase our effective tax rate and tax liabilities in future periods.

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
•manufacturer production levels and reliability of new aircraft and engine types resulting from production quality issues and technical or other difficulties;
•restrictions in labor contracts and labor difficulties, including pilot shortages;
•availability of financing, including covenants in financings, terms imposed by credit card issuers, collateral posting requirements contained in hedging contracts and the ability of airlines to make or refinance principal payments;
•economic conditions, including economic downturns or recession, financial system distress and currency fluctuations;
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
Many of our lessees are exposed to currency risk as they earn revenues in local currencies while a significant portion of their liabilities and expenses, including fuel, debt service, and lease payments are denominated in U.S. dollars. If the local currency is devalued, our lessees may not be able to increase revenue sufficiently to offset the impact of exchange rates on these expenses. In addition, the implementation of strict currency controls by local governments may make it difficult for our lessees to access U.S. dollars. Currency depreciation and currency controls could impact the ability of customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.
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
Emerging markets may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, government instability, nationalization and expropriation of private assets, unfavorable legal systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes, tariffs or other charges by governments. The occurrence of these events may adversely affect our ownership interest in an aircraft or the ability of our lessees to meet their lease obligations. For the year ended February 28, 2025, 50 of our lessees, which operated 126 aircraft and generated 54% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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

•new-entrant manufacturers, or existing manufacturers producing new aircraft and engine types;
•manufacturer production levels, production quality control issues and technical or other difficulties;
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
The introduction of new technology aircraft types and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
New aircraft types that are introduced to the market, and higher production levels of new technology aircraft types that have already been launched, may cause certain aircraft in our existing aircraft portfolio to become less desirable to potential lessees or purchasers. The Boeing 737 MAX and 787 and the Airbus A220, A320neo family, A330neo and A350 are all currently in production. The Boeing 777X is expected to enter service in 2026. The Commercial Aircraft Corporation of China Ltd. has developed aircraft models that will compete with the Airbus A320 family aircraft, the Boeing 737 and the Embraer E-Jet. These new technology aircraft types, and potential variants of these types, may reduce the desirability of, and have an adverse effect on residual value and future lease rates of, older aircraft types and variants. The development of more fuel-efficient engines could make aircraft in our portfolio with less fuel-efficient engines less attractive to potential lessees.
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
European countries have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The E.U. has included the aviation sector in its emissions trading scheme (“ETS”), a cap-and-trade system that sets a limit on the amount of carbon dioxide that can be emitted by all industries, including aviation. Although the ETS was initially implemented granting free emissions allowances based on an airline’s emissions history, a 2023 proposal was adopted by the European Parliament and the European Council, which modifies the ETS system such that ETS free emissions allowances will phase out for the aviation sector by 2026. Although the ETS is likely to increase costs for airlines operating in Europe, it remains to be seen what effect, if any, this will have on our business.
ICAO adopted a global market-based measure to control CO2 emissions from international aviation called the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”). CORSIA is currently in its first phase (2024-2026) wherein compliance applies only to routes between countries that have each volunteered to participate in the scheme. All airlines that operate routes between two volunteering countries will be subject to the offsetting requirements. From 2027 onwards, CORSIA compliance will be mandatory.
Sustainable Aviation Fuel has been identified by IATA as the primary means by which IATA’s NetZero 2050 goal is to be achieved. Many governments, including the E.U., the United Kingdom, Brazil and Japan, have mandated aviation operators employ benchmarked percentages of SAF “drop in” blend on future commercial flights. A significant increase in SAF production will be required to make these benchmarks attainable, and at present, the cost of SAF is almost three times the cost of fossil jet fuel. Meeting mandated SAF blends could pose a significant operating cost to our customers.
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
Corporate responsibility, specifically related to ESG matters, could expose us to additional risks and costs.
In recent years, there has been an increased expectation for industries to balance commercial interests with conscientious ESG performance focused on accountability to stakeholders. In recognition of this trend, organizations are sometimes reviewed by rating agencies using varying sustainability evaluation criteria. In some cases, these reviews result in ESG-specific ratings. Institutions who invest in our unsecured notes or with whom we have secured lending facilities may be required to consider the ESG risk of their lending portfolios and in some cases, this might require them to limit exposure to certain industry segments. Our ability to obtain financing at strategic rates could be impacted by these perceptions and ratings or by any developing key performance indicators which the Company and financiers may develop over time.
More recently, there has been a growing anti-ESG sentiment in the United States, which may conflict with international/E.U. regulatory requirements, resulting in regulatory uncertainty. Our efforts to implement ESG initiatives and the speed of their adoption may be impacted by broader changes in ESG sentiment, policy shifts and divergence of regulations, policies and practices with respect to these matters. If we are unable to meet ESG-related standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, and/or loss of investment, which could adversely affect our business, results of operations, financial condition, and liquidity.
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
There has been an ongoing impact from Pratt & Whitney geared turbofan engines, with more than 600 PW1100G powered Airbus A320 family aircraft parked. While this may represent the peak, the issue is likely to persist beyond 2025. These delays in Airbus and Boeing aircraft deliveries may also adversely affect our business, results of operations, financial condition, and liquidity.
We operate in a highly competitive market for investment opportunities and for the leasing and sale of aircraft.
The aircraft leasing industry is highly competitive and we compete with other lessors, airlines, aircraft manufacturers, financial institutions, aircraft brokers and other investors with respect to aircraft acquisitions, leasing and sales.
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
Our leases may require the lessee to make periodic payments to us during the lease term to provide reserves for major maintenance events. In these leases there is an associated liability for us to reimburse the lessee after such maintenance is performed. Other leases do not provide for any periodic maintenance reserve payments to be made to us. Typically, these lessees are required to make payments at the end of the lease term. However, in the event such lessees default, the value of the aircraft could be negatively affected by the maintenance condition and we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without having received compensating maintenance payments from these lessees.
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
Risks Related to Our Operations
Escalating tariffs, trade tensions, and protectionist measures may adversely affect our business, financial condition and results of operations.
Our business relies on the global movement of aircraft across international borders, and our airline customers operate in a highly interconnected global marketplace. The unpredictable nature of tariffs and trade policies and the potential for rapid escalation of tensions creates ongoing uncertainty that may impact our operations. Increasing protectionist sentiments in key markets worldwide, including the U.S., the E.U. and China, may impact where we can source aircraft acquisitions, place and deliver aircraft, and sell or dispose of aircraft and other flight equipment. The implementation of new, or expansion of existing, tariffs and other trade barriers may negatively impact our financial performance and operations, including, but not limited to:
•tariffs on aircraft and related components may increase aircraft acquisition costs or maintenance expenses to us, where such expenses are borne by us, and our lessees;
•retaliatory trade measures may disrupt global supply chains for aircraft and engine manufacturers, potentially delaying aircraft deliveries;
•increased scrutiny of leasing arrangements in certain jurisdictions could complicate or prevent transactions or limit our ability to place aircraft with certain lessees;
•trade restrictions may limit our lessees' ability to operate profitably on certain routes, potentially affecting their financial stability and ability to meet lease payment obligations; and
•escalation of tensions due to tariffs or trade disputes may result in broader geopolitical conflicts affecting regions where we have significant assets deployed.
Given the current volatility and complexity of trade policies, it is difficult to predict exactly how, and to what extent, such policies may impact our business, our lessees and aircraft and engine manufacturers. However, unfavorable government trade restrictions, including tariffs and regulatory controls on imports and exports, may adversely affect our business, financial condition, and results of operations.
Events outside of our control, including economic downturns, the threat or realization of epidemic or pandemic diseases, terrorist attacks, war or armed hostilities between countries or non-state actors, and natural disasters may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, and may ultimately impact our business.
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
The airline industry has also been disrupted by terrorist attacks, war or armed hostilities between countries or non-state actors, including the fear of such events. These events may lead to decreased passenger demand and revenue due to safety concerns, the inconvenience of additional security measures, the higher price of jet fuel, increased financing costs, and difficulty in raising funds on favorable terms, or at all. In addition, these events may lead to higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and affect the extent to which such insurance has been or will continue to be available. They may also lead to higher insurance costs due to the increased security measures and potential special charges, such as those related to the impairment of aircraft and other long-lived assets stemming from the above conditions. More recently, the conflicts in Russia, Ukraine and the Middle East have and may continue to have adverse effects on macroeconomic conditions, including fuel prices, the availability and cost of insurance, security conditions, currency exchange rates and financial markets. Airspace closures have and may require certain of our airline customers to continue re-routing flights to avoid such airspace which has resulted in increased flight times and fuel costs. Prolonged periods of conflict could result in new or additional sanctions, embargoes, further escalation or regional instability, and geopolitical shifts. Such geopolitical instability and uncertainty could have a negative impact on our ability to lease aircraft, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, including closures of air space, and could materially adversely affect our business, financial condition, and results of operations.
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
The amount of debt that may be borrowed or issued, refinanced, and/or repurchased, repaid, redeemed or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with our debt covenants and other considerations. The availability and pricing of debt financing remains susceptible to global events, including economic downturns, political changes, rising interest rates, currency fluctuations, and the rate of international economic growth. If we need, but cannot obtain, adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition and results of operations could be materially adversely affected.
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
We own and lease long-lived assets. If market conditions worsen, or in the event of a customer default, we may be required to write down the value of some of our assets.
We perform a recoverability assessment of all aircraft and other flight equipment on a quarterly and annual basis. We perform customer or aircraft specific recoverability tests whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. For assets with indicators of impairment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge.
Our assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted net cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation. If our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges.
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
As of February 28, 2025, our total indebtedness was $5.0 billion, representing 66% of our total capitalization. Aircastle Limited is either the principal or co-obligor or has guaranteed most of this indebtedness, and we are responsible for timely payment when due and compliance with covenants under the related debt documentation. We may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness, and our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in the business environment or in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete with our competitors. Our indebtedness subjects us to certain risks, including:
•10% of our Net Book Value serves as collateral for our secured indebtedness, and the terms of certain of our indebtedness require us to use proceeds from sales of certain aircraft, in part, to repay amounts outstanding under such indebtedness;
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
•Senior Notes. Our senior note indentures impose operating and financial restrictions on our activities. These restrictions limit our ability to, or in certain cases prohibit us from incurring liens and include a cross-default to certain other financings of the Company.
•Term Financings. Our secured term financing contains, among other customary provisions, a minimum net worth covenant of $1.1 billion, a 2.0:1.0 minimum interest coverage ratio, a 75% maximum loan-to-value ratio and a cross-default to certain other financings of the Company.
•Unsecured Revolving Credit Facilities. Our unsecured revolving credit facilities contain $1.1 billion minimum net worth covenants, minimum unencumbered asset ratios, minimum fixed coverage ratios and cross-defaults to certain other financings of the Company.
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
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers, suppliers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including malware, ransomware, security breaches, cyber-attacks, cybersecurity incidents, employee error and defects in design. There may also be an elevated risk of cyber-attacks and cybersecurity incidents by certain countries based on geopolitical tensions and events. Damage, disruption, or failure of information technology systems may result in interruptions to our operations or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks and cybersecurity incidents that could lead to the payment of fraudulent claims, loss of sensitive information, including our own proprietary information or that of our customers, suppliers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.
Risks Related to Our Organization and Structure
We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.
Aircastle Limited is a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries. As a result, we are dependent on loans, dividends, distributions and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations, including our debt service obligations. Although there are currently no material legal restrictions on our operating subsidiaries’ ability to distribute assets to us, legal restrictions, including governmental regulations and contractual obligations, or future debt agreements entered into by us or our subsidiaries, could restrict, prohibit or impair our operating subsidiaries’ ability to pay dividends or make loan or other distributions to us. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions.
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
Pursuant to the Economic Substance Act 2018 (as amended) of Bermuda (the “ESA”) that came into force in January 2019, a resident entity, other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda, that carries on as a business in any one or more of the “relevant activities” referred to in the ESA must comply with economic substance requirements. The ESA may require in-scope Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain adequate physical presence in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes, among other things, carrying on any one or more of: insurance, financing and leasing (which excludes operating leases), headquarters, intellectual property and holding entities.
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

We expect to become subject to a Corporate Income Tax Regime in Bermuda.
The Company previously received an assurance from the Bermuda Minister of Finance that it would be exempted from local income, withholding and capital gains taxes until March 2035. In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (“CIT Act”) which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025, which overrides the Minister of Finance’s assurance from such date onwards. The Company will be subject to Bermuda corporate income tax with respect to its fiscal year beginning March 1, 2025 and subsequent years as a Bermuda constituent entity of a multi-national group. A multi-national group is defined for these purposes as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two out of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net taxable income of such constituent entities as determined in accordance with and subject to the adjustments set out in the CIT Act (including in respect of foreign tax credits applicable to the Bermuda constituent entities).
We may become subject to an increased rate of Irish taxation which would adversely affect our business.
Previously, Irish Revenue had issued certain confirmations regarding the application of the 12.5% tax rate to activities, such as leasing and financing, undertaken by Irish lessors. Irish Revenue has advised that these confirmations no longer apply, effective as of January 1, 2024. Instead, certain aspects of the Irish leasing regime have been codified into law in Finance Act (No.2) 2023 and Irish Revenue released guidance in January 2024 regarding the tax treatment of leasing companies. The combination of the revised law and guidance could impose a higher threshold on our Irish lessors and financing companies when demonstrating they have sufficient activity to avail themselves of the 12.5% tax rate on their leasing and financing activity. The changes, along with any associated restructuring that may be required, could increase our Irish effective tax rate.
Our Irish subsidiaries and affiliates are expected to be subject to corporation tax on their income from leasing, managing, and servicing aircraft at the 12.5% tax rate applicable to trading income. This expectation is based on certain assumptions, including that we will maintain at least the current level of our business operations in Ireland. The tax treatment of financing activity within the group, however, is much less certain. If we are not successful in achieving trading status in Ireland, the non-trading income activities of our Irish subsidiaries and affiliates would be subject to tax at the rate of 25% and capital gains would be taxed at the rate of 33%. Furthermore, certain expenses in non-trading companies may also be non-deductible for tax purposes, increasing the effective tax rate further.
The Finance Act (No.2) 2023 also introduced outbound payment rules which apply to certain interest and royalty payments and, distributions made on or after April 1, 2024. For arrangements in place on or before October 19, 2023, the provisions will only apply to payments or distributions made on or after January 1, 2025. The rules apply withholding tax, or disapply existing domestic withholding tax exemptions, to certain outbound payments. These new measures only apply to payments or distributions made by a company to an “associated entity”. Two entities will be associated if there is more than a 50% relationship in terms of share capital or ownership. Two entities will also be associated in cases where one entity has definite influence in the management of the other entity, or where the two entities are both associated entities of another entity. Transactions with unrelated third parties should not be affected by the provisions. In addition, to be in scope of the rules, the interest or royalty payment must also be made by a company to an “associated entity” that is resident in a “specified territory”. A “specified territory” is defined as (i) a territory that is on Annex I of the E.U. list of non-cooperative jurisdictions or (ii) a zero-tax territory. A specified territory cannot be another E.U./European Economic Area country. A “zero-tax territory” means a territory that, other than in respect of an entity whose income, profits or gains are treated by that territory, or would be so treated but for an insufficiency of income, profits or gains, as arising or accruing to another entity (a) generally subjects entities to tax at a rate of zero per cent on income, profits and gains, or (b) does not generally subject entities, whether on a remittance basis or otherwise, to a tax on income, profits and gains.
Aircraft lease rentals are outside the scope of these rules (as they are not considered to be a royalty). There are a number of exemptions available with respect to interest payments, including where the payment is an “excluded payment.” An excluded payment is a payment where an amount of income, profits or gains arising from the payment is subject to a supplemental tax such as a tax under controlled foreign corporation rules or Pillar Two or such income, profits or gains are subject to foreign tax at a rate greater than zero or a domestic tax. The provision also does not apply where the associated lender makes a corresponding payment to another person within 12 months of the end of the tax period in which the payment is made to the lender and that payment would have been an excluded payment if it had been made directly to that other person and the payments were made for bona fide commercial purposes. There are also a number of exemptions available with respect to distributions, including where the payment is an “excluded payment” or the distribution is made out of income, profits or gains which have been chargeable directly or indirectly to Irish income tax, corporation tax or capital gains tax. The outbound payment rules may therefore apply to certain payments which may increase the effective tax rate in Ireland.
Ireland has implemented Pillar Two and we may incur additional top-up tax charges in future periods to ensure that the Irish companies are taxed at a minimum effective tax rate of 15%.
We may become subject to income or other taxes in the non-U.S. jurisdictions in which our aircraft operate, where our lessees are located or where we perform certain services which would adversely affect our business.
Certain Aircastle entities are expected to be subject to the income tax laws of Bermuda, Ireland and the United States. In addition, we may be subject to income or other taxes in other jurisdictions by reason of our activities and operations, where our aircraft operate or where the lessees of our aircraft (or others in possession of our aircraft) are located. Although we have adopted operating procedures to reduce the exposure to such taxation, we may be subject to such taxes in the future and such taxes may be substantial. In addition, if we do not follow separate operating guidelines relating to managing a portion of our aircraft portfolio through offices in Ireland and Singapore, income from aircraft not owned in such jurisdictions would be subject to local tax. Changes in tax law could impose withholding taxes on lease payments during the term of a lease. Our leases typically require our lessees to indemnify us in respect of taxes, however, a lessee may fail to make such indemnification payment. The imposition of such taxes could adversely affect our business.
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
It is expected that Pillar Two will increase the effective tax rate of the group.
On January 29, 2019, the OECD announced an initiative to create an international consensus on new rules (referred to as “BEPS 2.0”) for the framework governing international taxation, which was supported by the publication of the Pillar One and Pillar Two Blueprint Reports (the “Blueprints”) on October 12, 2020. The stated aim is to move beyond the arm’s length principle and the scope of current taxing rights are limited to businesses with a physical presence in a country. The new rules, if adopted, would readjust the balance of taxing rights and multinational companies (“MNC”)

profit allocation between jurisdictions where MNC assets are owned and the markets where users and consumers are based.
On October 8, 2021, Ireland and Bermuda, approved a statement, known as the OECD BEPS Inclusive Framework (the “IF”), providing a framework for BEPS 2.0, which builds upon the Blueprints. The IF and revised Pillar Two Blueprint include a global minimum effective tax rate of 15% for groups with annual consolidated revenue in excess of €750 million, subject to certain exclusions. On December 12, 2022, the E.U. council unanimously agreed to allow E.U. countries until December 31, 2023 to adopt the Pillar 2 rules into domestic legislation. Further guidance is expected from the OECD and the E.U. as to how certain aspects of the Pillar Two rules will operate mechanically, and as such it is difficult to determine the degree to which these changes may result in an increase in our effective tax rate and cash tax liabilities in future periods.
Ireland has enacted the E.U. Minimum Tax Directive into domestic legislation with effect from January 1, 2024. The legislation is largely in line with the E.U. Minimum Tax Directive and OECD Guidance. The implementation of these rules mean that the group must be taxed at a minimum effective tax rate of 15% as calculated under the Pillar 2 Global Anti-Base Erosion rules. Ireland will continue to apply the 12.5% corporation tax rate to companies with consolidated global turnover below this threshold. In Ireland, the E.U. Minimum Tax Directive has been implemented by means of a new top-up tax to achieve the effective rate of 15%. Any further guidance or directives issued by the OECD or the E.U. could alter the operation of this tax and could have an adverse impact on the group’s effective tax rate and cash tax liabilities in future periods.
The E.U. Anti-tax Avoidance proposals may impact our effective rate of tax in future periods.
The Council of the E.U. has implemented the E.U. Anti-Tax Avoidance Directives (“E.U. ATAD”) and the amending Directive (“E.U. ATAD 2”). These Directives seek to oblige all E.U. member states to introduce a number of anti-tax avoidance measures.
Most of the measures were implemented with effect from January 2019, though certain measures may have been deferred to 2024. The E.U. ATAD contemplates the introduction of a restriction on the deductibility of interest, measures in respect of certain hybrid transactions and instruments, an exit charge, a switch overrule, controlled foreign company rules as well as a general anti-avoidance rule.
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
The Irish Finance Bill published on October 21, 2021 included draft legislation to enact the interest limitation measures prescribed by the E.U. ATAD. The implementation date for the new law was January 1, 2022. Based on the final legislation in Finance Act 2021 signed into law on December 21, 2021, the interest limitation rule will apply to limit the deductibility of a company’s exceeding borrowing costs (i.e., its interest (and equivalent) borrowing costs as reduced by its interest (and equivalent) income) to 30% of tax adjusted EBITDA. Importantly for companies carrying on a leasing trade, a portion of their operating lease income and expense will be treated as equivalent to interest for the purposes of the test. The legislation was finalized on December 21, 2021 and Irish Revenue released guidance on the application of these rules on August 4, 2022, and updated guidance in February 2023. We currently do not expect these interest limitation rules to have a material impact on our financial position.
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

On May 11, 2022, the European Commission issued a proposal for a Council Directive laying down rules providing for a debt-equity bias reduction allowance within the E.U. (“DEBRA”). DEBRA is intended to provide a notional interest deduction in respect of equity invested in a company, with the interest calculated based on the 10-year risk-free rate for the relevant currency, with the maximum deduction available limited to 30% of earnings before interest, tax, depreciation and amortization. At the E.U. Economic and Financial Affairs Council meeting on December 6, 2022, it was agreed that the examination of the DEBRA proposal should be suspended until other proposals in the area of corporate income tax have been put forward. Therefore, it is not clear if DEBRA will be enacted into legislation but, if it is, DEBRA could result in additional reporting and disclosure obligations.
On December 10, 2024 the E.U. Council adopted the proposal on the Faster and Safer Tax Relief of Excess Withholding Taxes (“FASTER”) Directive. The FASTER Directive applies to dividends from publicly traded shares and, where applicable, interest from publicly traded bonds paid to registered owners who are resident for tax purposes outside a given E.U. Member State. The FASTER Directive is expected to be published in the E.U. Official Journal in 2025, and Member States will be required to transpose the Directive into national law by December 31, 2028, with the rules becoming applicable as of January 1, 2030. Until final Irish implementing legislation is published, it is not possible to provide definitive guidance on the impact, if any, of the FASTER Directive.
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
Our Board of Directors has delegated oversight of our cybersecurity program, which includes oversight of cybersecurity threats, to the Risk and Governance Committee. Throughout the year, at each quarterly Risk and Governance Committee meeting, or as needed, the committee is updated on IT security by senior management, including industry IT breaches, cybersecurity incidents and employee cybersecurity training. Our SVP, IT Operations & Security, is a Certified Information Systems Security Professional who has provided technology-related infrastructure and application management services for over 25 years and is responsible for day-to-day assessment and management of our information systems and cybersecurity program. Our SVP, IT Operations and Security, reports directly to our Chief Financial Officer.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers. Information pertaining to our executive officers who held office as of April 16, 2025 is set forth below:
Michael Inglese, 64, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University School of Engineering and his MBA from Rutgers Graduate School of Business Management.
Douglas C. Winter, 61, became our Chief Commercial Officer in April 2019. Prior to joining Aircastle, Mr. Winter was Vice Chairman of Amedeo, a leading aircraft asset manager, from July 2018 to March 2019, as well as Chief Executive Officer and member of the Board of Managers at Voyager Aviation (“Voyager”) from October 2017 to March 2019. Prior to this, he served as President and Chief Commercial Officer at Voyager from September 2015 to September 2017. Mr. Winter joined Voyager in June 2015 as Chief Commercial Officer. Previously, Mr. Winter was an advisor to GE Capital Aviation Services and Chief Executive Officer of Octagon Aviation from June 2013 to May 2015 and, before this, he served as Head of Global Sales at AWAS in Dublin, Ireland from December 2010 to May 2013. Mr. Winter has over 35 years of experience in commercial aviation, having started his career with McDonnell Douglas in 1985, and he holds a BS in Business from Indiana University.
Roy Chandran, 61, became our Chief Financial Officer in September 2022. From March 2020, Mr. Chandran was our Chief Strategy Officer having previously served as our Executive Vice President, Corporate Finance and Strategy from June 2017 to March 2020. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997. Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region. Mr. Chandran holds a BS in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
Sarah Clarkin, 52, became our Chief Legal Officer and Secretary in March 2025. From March 2023, Ms. Clarkin was our Associate General Counsel. She joined Aircastle in 2006 and held various senior positions within the Legal

Department. Prior to joining Aircastle, Ms. Clarkin was an associate with McCann FitzGerald LLP. Ms. Clarkin holds a Diploma of Legal Studies from the Dublin Institute of Technology and a BA from University College Dublin.
Paul O’Callaghan, 52, became our Chief Operations Officer in March 2023 and is responsible for portfolio operations, asset management and technical functions. From 2014, Mr. O’Callaghan was our Executive Vice President, Portfolio Management. Mr. O’Callaghan joined Aircastle in 2005 as Vice President of Technical. Prior to this, Mr. O’Callaghan held a number of technical and commercial roles at airlines both in Ireland and the U.S. Mr. O’Callaghan holds a BE in Electronic Engineering from University College Dublin.
Dane Silverman, 38, became our Chief Accounting Officer in July 2021. He was previously our Vice President, Controller from September 2018. Prior to joining Aircastle, Mr. Silverman held Controller and Assistant Controller roles at Voyager Aviation from May 2016. Prior to this, he was a Senior Manager in KPMG LLP’s audit practice. He received a BS in Accounting from Marist University and is a CPA.
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
As of February 28, 2025, we owned and managed on behalf of our joint venture 273 aircraft leased to 77 lessees located in 47 countries. The Net Book Value of our fleet was $7.9 billion as of February 28, 2025, up 9% from $7.2 billion as of February 29, 2024. The weighted average age of our fleet was 9.1 years and the weighted average remaining lease term was 5.4 years. The weighted average utilization rate of our fleet was 99% for the year ended February 28, 2025.

Our revenues, net income and Adjusted EBITDA were $821.0 million, $123.6 million, and $789.9 million for the year ended February 28, 2025, respectively, and $855.4 million, $83.3 million and $759.5 million for the year ended February 29, 2024, respectively. The Company’s financial performance reflects the strong global passenger demand for air travel and the robust demand for our aircraft due to ongoing OEM delivery delays and supply chain constraints. The increased demand for our aircraft through lease extension requests and strong gains on sales contributed positively to our financial results, which are also partly driven by cash settlement proceeds received in respect of our contingent and possessed insurance policies for aircraft formerly on lease to Russian airlines.
Acquisitions and Sales
During the year ended February 28, 2025, we acquired 50 aircraft for $1.6 billion. As of February 28, 2025, we had commitments to acquire 20 aircraft for $771.7 million, with delivery through March 2027, which include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of April 16, 2025, we have acquired 9 additional aircraft and have commitments to acquire 26 aircraft for $1.4 billion.
During the year ended February 28, 2025, we sold 27 aircraft and other flight equipment for net proceeds of $565.9 million. We recognized gains on the sale or disposition of aircraft totaling $77.2 million. As of April 16, 2025, we have sold 12 additional aircraft.
Russian Aircraft Insurance Settlements
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
During the fourth quarter of fiscal year 2024, the Company received cash proceeds of $49.5 million in settlement of the Company’s claims against certain of the insurers under its C&P Policies. The settlement proceeds were recorded as a component of other income for the year ended February 28, 2025.
The receipt of the settlement proceeds serve to mitigate, in part, the Company’s losses under its aviation insurance policies. We remain in settlement discussions with some of the remaining insurers under our C&P Policies. However, the collection, timing and amount of any future recoveries, including those related to insurance litigation, remain uncertain. Accordingly, at this time, the Company can give no assurance as to when or what amounts it may ultimately collect with respect to these matters.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we raised $2.6 billion in equity capital from private and public investors, including $500.0 million received in aggregate during the years ended February 28, 2025 and February 29, 2024, in respect of the Subscription Agreement entered into with our Shareholders – see Note 9 in the Notes to Consolidated Financial Statements. We also obtained $23.1 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization markets and JOLCO financings. The diversity and global nature of our financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us on behalf of our joint venture as of February 28, 2025 and February 29, 2024:

	As of February 28/29
	2025	2024
Owned Aircraft	(Dollars in millions)
Net Book Value of Flight Equipment	$7,902	$7,223
Net Book Value of Unencumbered Flight Equipment	$7,127	$5,839
Number of Aircraft	265	243
Number of Unencumbered Aircraft	244	205
Number of Lessees	76	74
Number of Countries	47	43
Weighted Average Age (years)(1)	9.1	9.3
Weighted Average Remaining Lease Term (years)(1)	5.4	5.4
Weighted Average Fleet Utilization during the Fourth Quarter(2)	99.3%	99.2%
Weighted Average Fleet Utilization for the Year Ended(2)	99.2%	98.3%
Portfolio Yield for the Fourth Quarter(3)	9.6%	9.2%
Portfolio Yield for the Year Ended(3)	9.4%	9.2%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$244	$272
Number of Aircraft	8	9
____________
(1)Weighted by Net Book Value.
(2)Aircraft on lease as a percentage of total days in period weighted by net book value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percent of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of February 28, 2025			Owned Aircraft as of February 29, 2024
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	77		45%	61	37%
Narrow-body - current technology	168		46%	159	49%
Wide-body	14		7%	17	11%
Total Passenger	259		98%	237	97%
Freighter	6		2%	6	3%

Total	265		100%	243	100%

Manufacturer
Airbus	179		68%	161	67%
Boeing	65		24%	63	25%
Embraer	21		8%	19	8%
Total	265		100%	243	100%

Regional Diversification
Asia and Pacific	67		28%	63	27%
Europe	99		30%	90	30%
Middle East and Africa	11		5%	9	5%
North America	58		26%	46	23%
South America	29		11%	32	14%
Off-lease	1	(2)	—%	3	1%

Total	265		100%	243	100%
 _______________
(1)Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and 737-MAX9, and Embraer E2 aircraft.
(2)We currently have 1 narrow-body freighter aircraft that we are marketing for lease or sale.

The top ten customers for our owned aircraft at February 28, 2025 were as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	11.1%	India	18
KLM	5.3%	Netherlands	13
easyJet	4.6%	United Kingdom	22
American Airlines	4.2%	United States	13
United	4.0%	United States	7
Frontier Airlines	3.8%	United States	6
LATAM	3.8%	Chile	10
Lion Air(1)	3.4%	Indonesia	10
Viva Aerobus	3.3%	Mexico	7
Aerolineas Argentinas	3.0%	Argentina	7
Total top ten customers	46.5%		113
All other customers	53.5%		152
Total all customers	100.0%		265

(1)Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the year ended February 28, 2025 as compared to the year ended February 29, 2024:

	Year Ended February 28/29,
	2025	2024
	(Dollars in thousands)
Revenues:
Lease rental revenue	$652,379	$603,571
Direct financing and sales-type lease revenue	21,295	16,503
Amortization of lease premiums, discounts and incentives	(21,682)	(20,420)
Maintenance revenue	90,490	132,179
Total lease revenue	742,482	731,833
Gain on sale or disposition of flight equipment	77,191	121,646
Other revenue	1,302	1,937
Total revenues	820,975	855,416
Operating expenses:
Depreciation	355,666	348,229
Interest, net	247,923	229,050
Selling, general and administrative	86,416	82,127
Provision for credit losses	8,715	12,081
Impairment of flight equipment	19,391	55,240
Maintenance and other costs	16,938	29,884
Total operating expenses	735,049	756,611

Other income (expense):
Gain on extinguishment of debt	285	—
Other	56,247	5,571
Total other income:	56,532	5,571

Income from continuing operations before income taxes	142,458	104,376
Income tax provision	21,948	23,265
Earnings of unconsolidated equity method investment, net of tax	3,103	2,205
Net income	$123,613	$83,316
Revenues:
Total revenues decreased $34.4 million, attributable to:
Lease rental revenue increased $48.8 million, primarily attributable to an increase of $114.8 million related to 80 aircraft purchased since March 1, 2023.
This was partially offset by:
•a $53.5 million decrease related to the sale of 47 aircraft since March 1, 2023; and
•a $12.5 million decrease due to lease extensions, amendments, transitions, and other changes.
Direct financing and sales-type lease revenue increased $4.8 million, primarily related to the change in classification of 12 aircraft to sales-type leases, partially offset by the sale of 2 aircraft since March 1, 2023.

Amortization of lease premiums, discounts and incentives:

	Year Ended February 28/29,
	2025	2024
	(Dollars in thousands)
Amortization of lease premiums	$(11,128)	$(11,112)
Amortization of lease discounts	5,773	931
Amortization of lease incentives	(16,327)	(10,239)

Amortization of lease premiums, discounts and incentives	$(21,682)	$(20,420)
The amortization of lease discounts increased $4.8 million due to the acquisition of aircraft.
The amortization of lease incentives increased $6.1 million due to the transition of aircraft to new lessees.
Maintenance revenue. For the year ended February 28, 2025, and February 29, 2024, we recorded $90.5 million and $132.2 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries. The decrease in maintenance revenue of $41.7 million is primarily attributable to fewer aircraft returns during the year ended February 28, 2025.
Gain on sale or disposition of flight equipment. During the year ended February 28, 2025, we sold 27 aircraft for gains totaling $77.2 million. During the year ended February 29, 2024, we sold 28 aircraft and recognized gains on the sale or disposition of aircraft totaling $121.6 million, which included $43.2 million related to settlement proceeds received in respect of 4 aircraft formerly on lease to Russian airlines, and gains of $32.7 million related to the change in classification of 10 aircraft from operating leases to sales-type leases.
Operating Expenses:
Total operating expenses decreased $21.6 million attributable to:
Depreciation expense increased $7.4 million, primarily attributable to an increase of $42.1 million related to 80 aircraft purchased since March 1, 2023. This was partially offset by a decrease of $35.0 million related to 49 aircraft sold since March 1, 2023.
Interest, net increased $18.9 million due primarily to a higher average cost of borrowing.
Selling, general and administrative expenses increased $4.3 million primarily due to an increase in personnel costs and ongoing Russian litigation expenses.
Provision for credit losses. During the year ended February 28, 2025, we recorded a credit provision of $8.7 million for certain restructured receivables as part of an airline restructuring. During the year ended February 29, 2024, we recorded a credit provision of $12.1 million primarily related to investment in leases as a result of 12 aircraft that whose classification was changed from operating leases to sales-type leases. We also recognized a credit provision for debt securities received by us as part of an airline restructuring, as well as certain restructured receivables, during the year ended February 29, 2024. See Note 15 in the Notes to Consolidated Financial Statements.
Impairment of aircraft. During the year ended February 28, 2025, the Company recorded impairment charges totaling $19.4 million, including $11.0 million of transactional impairments related to a scheduled lease expiration and an aircraft lease amendment. The Company recognized $24.0 million of maintenance revenue for these aircraft during the year ended February 28, 2025.
During the year ended February 29, 2024, the Company recorded impairment charges totaling $55.2 million, of which $39.5 million were transactional impairments related to scheduled aircraft lease expirations and engine redeliveries. The Company recognized $48.0 million of maintenance revenue for these aircraft and engines.
Maintenance and other costs decreased $12.9 million, primarily attributable to fewer aircraft transitions. The year ended February 29, 2024 included higher costs due to the timing of transition of aircraft to new lessees, which largely related to aircraft for which the previous lease was terminated early, and the aircraft was repossessed from the prior operator.

Other Income (Expense):
Total other income increased by $51.0 million. During the year ended February 28, 2025, the Company received cash proceeds of $49.5 million in settlement of the Company’s claims against certain of the insurers under its C&P Policies in respect of aircraft formerly on lease to Russian airlines.
During the year ended February 29, 2024, the Company recognized $5.6 million of other income primarily consisting of cash received in connection with claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings.
Income Tax Provision:
We recognized income tax provision of $21.9 million and $23.3 million and our effective tax rate was 15.4% and 22.3% for the years ended February 28, 2025 and February 29, 2024, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits in taxable and nontaxable jurisdictions. The year ended February 28, 2025 included $49.5 million of settlement proceeds, a portion of which was recorded in a nontaxable jurisdiction.
Results of Operations for the year ended February 29, 2024, as compared to the year ended February 28, 2023:
We have omitted discussion of the above two periods covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on April 25, 2024. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended February 29, 2024 to the year ended February 28, 2023.
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
Maintenance Payments and Maintenance Revenue
Our aircraft are net leases, whereby the lessee must pay operating expenses accrued or payable during the term of the lease, which would normally include maintenance, overhaul, fuel, crew, landing, airport and navigation charges; certain taxes, licenses, consents and approvals; aircraft registration; and insurance premiums. Many of our leases also contain provisions requiring us to pay a portion of the cost of modifications to the aircraft performed by the lessee at its expense if such modifications are mandated by recognized airworthiness authorities.
Typically, the lessee is responsible for performing maintenance on the relevant aircraft and is required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lessee makes a single end of lease maintenance payment, the lessee would typically be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
We record monthly maintenance payments by the lessee during a lease as accrued maintenance liabilities in recognition of our obligation in the lease to refund such payments, and therefore we typically do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of most monthly maintenance payments until we are able to determine the amount, if any, by which the monthly maintenance payments received from a lessee exceed costs to be incurred by that lessee in performing heavy maintenance, which generally occurs at or near the end of a lease. End of lease term maintenance payments made to us are recognized as maintenance revenue and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
When we acquire an aircraft with a lease, determining the fair value of the attached lease requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above fair value range over the remaining term of the lease. The resulting lease discount or premium is amortized into lease revenue over the remaining term of the lease.
Impairment of Flight Equipment
We perform a recoverability test of all aircraft and other flight equipment on a quarterly and annual basis. We perform a customer or aircraft specific recoverability test whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. We focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
For assets with indicators of impairment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge.
Our assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted net cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation. If our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. See Note 2 in the Notes to Consolidated Financial Statements.
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
Fair Value Measurements
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including events or changes in circumstances that indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated equity method investment.
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the average of the market approach (Level 2 or 3), which include third party appraisal data and an income approach (Level 3), which include the Company’s assumptions and appraisal data as to the present value of future cash proceeds from leasing and selling aircraft.
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
During the year ended February 28, 2025, we met our liquidity and capital resource needs with $464.0 million of cash flows from operations and $565.9 million of proceeds from the sale of aircraft and other flight equipment.

As of February 28, 2025, the weighted average maturity of our secured and unsecured debt financings was 3.4 years and we were in compliance with all applicable covenants. We have also determined that as of February 28, 2025, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
We believe we have sufficient liquidity to meet our contractual obligations over the next 12 months. As of April 1, 2025, total liquidity of $2.7 billion included $2.1 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and sales through April 1, 2026 and $0.1 billion of unrestricted cash. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next 12 months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.
Cash Flows

	Year Ended February 28/29,
	2025	2024
	(Dollars in thousands)
Net cash flow provided by operating activities	$464,021	$370,254
Net cash flow used in investing activities	(970,232)	(879,115)
Net cash flow provided by financing activities	655,286	406,977
Operating Activities:
Cash flow provided by operating activities was $464.0 million and $370.3 million for the years ended February 28, 2025 and February 29, 2024, respectively. The net increase was primarily attributable to higher customer collections during the year ended February 28, 2025, partially offset by slightly lower cash paid for interest related to the timing of interest.
Investing Activities:
Cash flow used in investing activities was $970.2 million and $879.1 million for the years ended February 28, 2025 and February 29, 2024, respectively. The net increase of $91.1 million was primarily attributable to a $348.0 million increase in cash used for the acquisition and improvement of flight equipment. This was partially offset by an increase of $204.1 million in proceeds from the sale or disposition of aircraft and other flight equipment during the year ended February 28, 2025. Additionally, we received cash proceeds of $49.5 million in settlement of the Company’s claims against certain of the insurers under its C&P Policies — see Note 3 to the Notes to Consolidated Financial Statements.
Financing Activities:
Cash flow provided by financing activities was $655.3 million and $407.0 million for the years ended February 28, 2025 and February 29, 2024, respectively. The net increase of $248.3 million was primarily attributable to a $100.0 million increase in proceeds from the issuance of our common shares, in addition to a $137.7 million decrease in proceeds from secured and unsecured financings, net of repayments.
Debt Obligations
For complete information on our debt obligations, please see Note 8 in the Notes to Consolidated Financial Statements below.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $6.7 billion at February 28, 2025 from $6.1 billion at February 29, 2024, due to higher outstanding debt and interest payment obligations and higher aircraft purchase commitments.

The following table presents our actual contractual obligations and their payment due dates as of February 28, 2025.

	Payments Due by Period as of February 28, 2025
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2025-2031	$4,350,000	$650,000	$1,400,000	$1,300,000	$1,000,000
Revolving Credit Facilities	150,000	—	150,000	—	—
Bank Financings	509,104	31,948	69,618	307,558	99,980
Total principal payments	5,009,104	681,948	1,619,618	1,607,558	1,099,980
Interest payments on debt obligations(1)	932,936	241,001	406,350	208,767	76,818
Office leases(2)	25,117	2,742	5,392	3,027	13,956
Purchase obligations(3)	771,676	524,734	246,942	—	—
Total	$6,738,833	$1,450,425	$2,278,302	$1,819,352	$1,190,754
 _____________
(1)Future interest payments on variable rate, SOFR-based debt obligations are estimated using the interest rate in effect at February 28, 2025.
(2)Represents contractual payment obligations for our office leases in the United States, Ireland and Singapore.
(3)At February 28, 2025, we had signed purchase agreements to acquire 20 aircraft for $771.7 million. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 16, 2025, we have commitments to acquire 26 aircraft for $1.4 billion.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we incurred a total of $20.4 million, $76.0 million and $90.8 million, respectively, of capital expenditures, including lease incentives, related to the acquisition and improvement of flight equipment.
As of February 28, 2025, the weighted average age by Net Book Value of our aircraft was 9.1 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or a lessee fails to meet its maintenance obligations under the lease agreement.
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
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing. We hold a 25% equity interest in this entity, which was established to help expand our base of new business opportunities. As of February 28, 2025, the net book value of its 8 aircraft was $244.3 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets and we record our investment under the equity method of accounting. See Note 7 in the Notes to Consolidated Financial Statements.

Foreign Currency Risk and Foreign Operations
At February 28, 2025, more than 99% of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended February 28, 2025, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $21.9 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, it is likely that our international operations and our exposure to foreign currency risk will increase over time. Although we have not entered into foreign currency hedges because our exposure to date has not been significant, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended February 28, 2025, February 29, 2024 and February 28, 2023.

	Year Ended February 28/29,
	2025	2024	2023
	(Dollars in thousands)
Net income	$123,613	$83,316	$62,759
Depreciation	355,666	348,229	332,663
Amortization of lease premiums, discounts and incentives	21,682	20,420	20,574
Interest, net	247,923	229,050	204,606
Income tax provision	21,948	23,265	25,466

EBITDA	$770,832	$704,280	$646,068

Adjustments:
Impairment of flight equipment	19,391	55,240	85,623
(Gain) loss on extinguishment of debt	(285)	—	636

Adjusted EBITDA	$789,938	$759,520	$732,327

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
As of February 28, 2025, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $4.4 million and $4.4 million, respectively, over the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Annual Report, are filed as part of this Annual Report and appear in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2025. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2025.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2025. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 28, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Information about our Directors. The members of the Board of Directors of the Company (the “Board”) are Douglas A. Hacker, Naoshi Hirose, Michael J. Inglese, Keiji Okuno, Charles W. Pollard, Takayuki Sakakida and Takashi Tsunoda.

Name	Age
Douglas A. Hacker	69
Naoshi Hirose	62
Michael J. Inglese	64
Keiji Okuno	61
Charles W. Pollard	67
Takayuki Sakakida (Chairman)	53
Takashi Tsunoda	50
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
Naoshi Hirose was appointed to our Board on April 8, 2024. Currently holding the position of Managing Executive Officer and serving as the Regional CEO for the Americas at Marubeni, he also holds the role of President and CEO of Marubeni America Corporation. Mr. Hirose joined Marubeni in January 2023 and from April 2023 he held the positions of Managing Executive Officer and Senior Operating Officer for CSO, in which he served as a Member of the Corporate Management Committee, exercising oversight of Marubeni group’s business operations. Prior to joining Marubeni, Mr. Hirose served the Ministry of Economy, Trade, and Industry in Japan for over 35 years, holding key positions, including Vice-Minister for International Affairs. Mr. Hirose’s academic background includes a bachelor's degree from the Faculty of Law at Tokyo University in Tokyo and a Master’s degree from the Princeton School of Public and International Affairs at Princeton University. With over three decades of such experience, Mr. Hirose contributes a wealth of expertise to the Board, notably in operational management, strategic planning, and financial matters pertinent to the aviation sector.

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

Keiji Okuno was appointed to our Board on September 26, 2022. Before joining Aircastle, Mr. Okuno was Senior Vice President of PNB-Mizuho Leasing & Finance Corporation and is also a Director of PNB-Mizuho Equipment & Rental Corporation. From January 2019 to November 2019, Mr. Okuno was Deputy General Manager of Mizuho Leasing Ltd. Prior to joining Mizuho Leasing Co. Ltd., Mr. Okuno had over 15 years at ORIX Group in various roles, including Vice President, Global Business Group, Executive Vice President, and Managing Director. Mr. Okuno received a BA from Dokkyo University and a diploma from New York University. Mr. Okuno is a CPA.
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
Takayuki Sakakida was appointed to our Board on March 27, 2020 upon the consummation of the Merger and served on the prior Board of Aircastle Limited from June 9, 2017 to the consummation of the Merger, and was nominated by Marubeni. Mr. Sakakida was appointed Chairman of our Board on April 17, 2024. In December 2020, Mr. Sakakida was appointed as Senior Advisor to the CEO of the Company. In April 2019, Mr. Sakakida was appointed as General Manager, Finance & Leasing Business Dept. - II, Marubeni Corporation. In April 2017, Mr. Sakakida was appointed as Vice President and General Manager, Aerospace and Ship Unit, Marubeni America Corporation. From April 2015 to April 2016, he served as General Manager, Business Administration Section, Aerospace and Defense Systems Department of Marubeni Corporation. From April 2011 to 2015, he seconded to MD Aviation Capital Pte Ltd (Singapore) as Managing Director. Mr. Sakakida has over 20 years’ experience in the aviation industry and brings to the Board extensive experience in operations, strategic planning and financial matters relevant to the aviation industry.
Takashi Tsunoda was appointed to our Board on June 7, 2024. Mr. Tsunoda joined Marubeni in 1997 and is currently General Manager of the Asset Finance Department. Previously, he was the President and CEO of Marubeni Capital America, a wholly-owned subsidiary of Marubeni Corporation and also served as a Board Member of Nowlake Technology LLC, a U.S. fintech company, from April 2021 to March 2024. Mr. Tsunoda holds an MBA in finance and accounting from Indiana University’s Kelley School of Business and a BA in Political Science from Waseda University, Tokyo.
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
Insider Trading Policies and Procedures. We are a privately held, voluntary reporting company and there is no established public trading market for our securities. As a result, the Company has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and the Company itself.
Audit Committee of the Board of Directors. Takayuki Sakakida (Chairman), Keiji Okuno and Douglas A. Hacker are designated as members of the Audit Committee. Roy Chandran, our Chief Financial Officer, is also a member of the Audit Committee.
In addition, our Board has determined that Mr. Hacker is qualified as an audit committee financial expert, under the SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our 2024 fiscal year began on March 1, 2024 and ended on February 28, 2025. All references herein to a year shall mean our fiscal year unless otherwise noted.
This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and programs. This Compensation Discussion and Analysis focuses on the compensation paid for our 2024 fiscal year to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers, together referred to as our named executive officers (“NEOs”). For 2024, our NEOs were:

Named Executive Officer	Title
Michael J. Inglese	Chief Executive Officer
Roy Chandran	Chief Financial Officer
Douglas C. Winter	Chief Commercial Officer
Christopher L. Beers	Former Chief Legal Officer & Secretary
Paul O’Callaghan	Chief Operations Officer
Christopher L. Beers, our former Chief Legal Officer & Secretary, retired from the Company effective February 28, 2025.
Pay for Performance Philosophy
We believe executive compensation should be tied to Company performance weighted in favor of long-term performance, and our compensation program for 2024 rewarded executives and employees in two areas:

•Annual Corporate Performance: Achievement of internal corporate financial metrics focused on: (i) profit before tax; (ii) cash flow; and (iii) growth through new investments (as described below); and
•Individual Performance: Achievement of individual performance goals set at the beginning of each year.

For 2024, we granted an annual incentive compensation award in the form of a cash bonus, the payment of which was based on the achievement of a mix of corporate financial metrics and individual performance goals. For more highly compensated employees, including our NEOs, achievement of the corporate financial metrics carried a greater weighting relative to individual performance, as illustrated in the table below:

Position	Corporate Performance	Individual Performance
CEO	85%	15%
Other NEOs	80%	20%
2024 Corporate Financial Metrics. We based corporate performance targets on the Company’s business plan and established a performance range for each metric. Results below the low end of each range would yield a minimum contribution of 50% to the Company’s incentive compensation pool for that metric. Conversely, performance above target would result in an enhanced contribution to the Company’s incentive compensation pool, up to a 150% contribution at the upper end of the performance range for each metric. For 2024, we established the following targets, performance ranges and relative weightings for the corporate financial metrics:

Metric	2024 Target (in millions)	Performance Range	Weighted Score
Profit before tax(1)	$100.0	50%-150%	50%
Cash flow(2)	$383.0	50%-150%	25%
Net investments(3)	$1,720.0	50%-150%	25%
_______________

(1)Profit before tax is Income from continuing operations before income taxes and earnings of unconsolidated equity method investments, plus earnings of unconsolidated equity method investments.
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
For 2024, we determined the final amount of our annual incentive compensation awards for each employee by applying the weighted corporate financial metrics and individual performance goals, and such awards were paid out to our executive officers in the form of cash.

For additional retention purposes, we also granted long term incentive awards in 2024 as part of our long term incentive award program – see below for further discussion of our long-term incentive award program.
Compensation Overview
For 2024, there were three primary elements of total direct compensation: base salary, annual incentive compensation in the form of a cash bonus, and a long term incentive plan award.
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
Our LTI awards granted in 2024, 2023 and 2022 have the following performance ranges with results between the minimum and target and the maximum and target being interpolated on a linear basis.

Annual Performance Range for LTI Awards

Book Equity IRR
2024 LTI Awards	2023 LTI Awards	2022 LTI Awards	% of Target Annual Award Earned
Equal to or greater than 6.2%	Equal to or greater than 5%	Equal to or greater than 4%	150%
Greater than 3.7% and less than 6.2%	Greater than 2.5% and less than 5%	Greater than 1.5% and less than 4%	Interpolated
Equal to 2.2% through 3.7%	Equal to 1.0% through 2.5%	Equal to 0.5% through 1.5%	100%
Greater than -0.3% and less than 2.2%	Greater than -1.5% and less than 1.0%	Greater than -2.0% and less than 0.5%	Interpolated
Less than or equal to -0.3%	Less than or equal to -1.5%	Less than or equal to -2.0%	50%

Actual Performance for 2024 Performance Year. The Company’s financial performance reflects the strong global passenger demand for air travel and robust demand for our narrow-body aircraft due to ongoing OEM delivery delays and supply chain constraints. The increased demand for our aircraft through lease extension requests and strong gains on sales contributed positively to our financial results, which are also partly driven by cash settlement proceeds received in respect of our contingent and possessed insurance policies for aircraft formerly on lease to Russian airlines. As a result, the Book Equity IRR for the 2024 performance year was 5.3%. Therefore, the portion of our 2024, 2023 and 2022 LTI awards related to the 2024 performance year were earned at 132%, 150% and 150%, respectively. For our executive officers other than Mr. O’Callaghan, the 2022 LTI Awards cliff-vested on February 28, 2025. For all of our executive officers, the 2023 and 2024 LTI awards will cliff-vest on February 28, 2026 and 2027, respectively.
For our executive officers other than Mr. O’Callaghan, the 2022 LTI Awards that cliff-vested on February 28, 2025, were earned with respect to each performance year during the three-year performance period as follows:

2022 LTI Awards
Performance Year	Book Equity IRR	% of Target Annual Award Earned
Fiscal Year 2022	2.9%	128%
Fiscal Year 2023	3.9%	148%
Fiscal Year 2024	5.3%	150%

For Mr. O’Callaghan, the portion of his 2022 LTI Award payable for the 2024 performance year was earned at 150% and vested on February 28, 2025.
Other Compensation. Our NEOs are eligible to receive severance payments and accelerated vesting of LTI awards in certain circumstances, as described in greater detail below in the section entitled “Potential Payments upon Termination or Change in Control”. Severance and change in control benefits provide transitional assistance for separated employees and are essential to recruiting and retaining talented executives in a competitive market. In addition, our NEOs are also eligible to participate in our employee benefit plans, including medical, dental, life insurance and retirement plans. These plans are available to all employees and do not discriminate in favor of our NEOs.
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
Retirement. For our executive officers, we have designed a qualifying retirement feature that will allow the LTI awards to continue to vest following retirement, subject to satisfaction of the Book Equity IRR performance objectives. For purposes of the LTI awards, a qualifying retirement means: (a) a retirement date no earlier than March 27, 2024; (b) the executive provides at least 12 months' notice; (c) the executive is at least 55 years old on the date of retirement and (d) such individual is not an executive officer (or serving in any other senior commercial role) with certain competitors prior to the vesting date.

Summary. The primary goals of our compensation programs are to attract, motivate and retain the most talented and dedicated employees and to align incentive compensation with Company performance.
2024 Compensation
Performance versus Corporate Financial Metrics. For 2024, the Company’s performance against its corporate financial metrics resulted in an incentive compensation pool equal to 130% of the total target, as shown in the table below. Certain financial metrics, such as profit before tax, were impacted by the effects of the increased demand for our aircraft, strong gains on sales and settlement proceeds received in respect of our contingent and possessed insurance policies for aircraft formerly on lease to Russian airlines.

Metric	2024 Target (in millions)	Weighting	2024 Performance (in millions)	Performance Range	Performance	Weighted Score
Profit before tax	$100.0	50%	$145.6	50% - 150%	138%	69%
Cash flow	$383.0	25%	$464.0	50% - 150%	150%	37%
New investments	$1,720.0	25%	$1,637.1	50% - 150%	95%	24%

Total						130%
Performance versus Individual Performance Goals. For 2024, the performance of each of our NEOs against the individual performance goals was equal to 115% of target, with the exception of Mr. Chandran whose performance was equal to 125% of target.
The Compensation Committee took the following actions related to fiscal year 2024 annual incentive compensation for our NEOs, which was determined solely based on the achievement of the corporate financial metrics and individual performance goals:

Named Executive Officer	2024 Incentive Compensation
Michael J. Inglese	$959,974 cash
Roy Chandran	$743,084 cash
Douglas C. Winter	$731,584 cash
Christopher L. Beers	$731,584 cash
Paul O’Callaghan	$542,764 cash
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
Role of Executive Officers. For 2024, the Compensation Committee set the corporate financial metrics at the beginning of the year based on the annual business plan endorsed by the Board. The Compensation Committee also set individual performance goals for the Chief Executive Officer, who in turn established individual performance goals for the other NEOs. Regularly during the year, the senior management team presented to us the Company’s actual performance against the corporate performance metrics. The Compensation Committee shared these discussions with the full Board on a regular basis.
Grant Policies and Practices. We do not currently grant equity-based awards. As such, we do not currently have any policies or practices in place with respect to the timing of equity-based awards in relation to the disclosure of material non-public information.

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

Respectfully submitted,
The Compensation Committee

Charles W. Pollard, Chair
Takayuki Sakakida
Michael J. Inglese

Summary Compensation Table for 2024
The table below sets forth information regarding fiscal years 2024, 2023 and 2022 compensation for each of our NEOs.

			Awards
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Non-Equity Incentive Plan(2)	All Other Compensation(3)	Total
Michael J. Inglese	2024	$750,000	$951,788	$3,551,503	$16,657	$5,269,948
Chief Executive Officer	2023	750,000	939,660	2,298,667	15,540	4,003,867
	2022	750,000	1,036,185	—	14,607	1,800,792

Roy Chandran	2024	$575,000	$707,280	$1,136,481	$16,657	$2,435,418
Chief Financial Officer	2023	575,000	639,026	551,680	15,540	1,781,246
	2022	525,000	568,407	—	14,607	1,108,014

Douglas C. Winter	2024	$575,000	$715,280	$1,420,603	$16,657	$2,727,540
Chief Commercial Officer	2023	575,000	704,838	919,467	15,540	2,214,845
	2022	575,000	692,133	—	14,607	1,281,740

Christopher L. Beers(4)	2024	$575,000	$715,280	$1,420,603	$67,478	$2,778,361
Chief Legal Officer &	2023	575,000	704,838	919,467	15,540	2,214,845
Secretary	2022	575,000	692,133	—	14,607	1,281,740

Paul O’Callaghan (5)	2024	$445,312	$496,177	$51,903	$57,335	$1,050,727
Chief Operations Officer	2023	450,025	372,838	96,160	54,003	973,026
_______________
(1)Bonus compensation consists of: (i) cash bonuses, (ii) the portion of 2020 bonus restricted cash awards vested in 2022, 2023 and 2024, and (iii) the portion of 2019 bonus restricted cash awards vested in 2022.
(2)See Compensation Overview-Long Term Incentive Plan above for information regarding our cash-based LTI awards granted in 2024, 2023 and 2022. Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan” column of the Summary Compensation Table for the year earned, not the year in which the LTI award was originally granted. Accordingly, the amounts reported represents (i) for 2024, the 2022 LTI awards granted to our NEOs (other than Mr. O’Callaghan), which vested on February 28, 2025 and (ii) for 2023, the 2021 LTI awards granted to our NEOs (other than Mr. O’Callaghan), which vested on February 29, 2024. See footnote (5) below for additional information regarding Mr. O’Callaghan’s cash-based LTI awards.
(3)The amounts reported in this column consist of Company contributions made to each named executive officer’s retirement plan account and certain insurance premiums paid by the Company.
(4)The amount reported in the “All Other Compensation” column for Mr. Beers also includes $50,821 of accrued vacation time paid as part of his retirement. See “Mr. Beers’ Retirement Agreement” below.
(5)Paul O’Callaghan became one of the Company’s NEOs for 2023 as a result of his appointment and promotion to Chief Operations Officer effective March 1, 2023. The amount reported in the “Non-Equity Incentive Plan” column relates to non-executive, cash-based LTI awards granted to Mr. O’Callaghan in 2022 and 2021 prior to his appointment as Chief Operations Officer, which vested with respect to the 2024 and 2023 performance years on February 28, 2025 and February 29, 2024, respectively, and were paid out immediately upon vesting.

Grants of Plan-Based Awards for 2024

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)(3)
Name	Grant Date	Vesting Date	Grant of Cash LTI Award (1)	Minimum ($)	Target ($)	Maximum ($)
Michael J. Inglese	April 17, 2024	February 28, 2027	$2,500,000	$1,935,002	$2,768,336	$3,601,670

Roy Chandran	April 17, 2024	February 28, 2027	$1,000,000	$774,002	$1,107,336	$1,440,670

Douglas C. Winter	April 17, 2024	February 28, 2027	$1,000,000	$774,002	$1,107,336	$1,440,670

Christopher L. Beers	April 17, 2024	February 28, 2027	$1,000,000	$774,002	$1,107,336	$1,440,670

Paul O’Callaghan	April 17, 2024	February 28, 2027	$411,831	$318,757	$456,034	$593,311
_______________
(1)Represents the aggregate target amount of our cash-based LTI awards granted to our NEOs in 2024.
(2)The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award. These amounts in the table reflect actual performance for the 2024 performance year (132%) and estimated minimum, target, and maximum amounts for the 2024 and 2025 performance years. See Compensation Overview – Long Term Incentive Plan above for information regarding our cash-based LTI awards.
(3)Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the year earned, not the year granted. Accordingly, see the Summary Compensation Table for 2024 for the total amounts paid out to our NEOs with respect to the 2022 LTI awards granted to our NEOs (other than Mr. O’Callaghan), which vested on February 28, 2025. See footnote (5) to the Summary Compensation Table for 2024 for additional information regarding the vesting and payment of Mr. O’Callaghan’s 2021 and 2022 LTI awards.
Employment Agreements with NEOs
Through our subsidiaries, Aircastle Advisor LLC and Aircastle (Ireland) Designated Activity Company, we have entered into an employment agreement (as amended) with each of our NEOs. These employment agreements generally provide for payment of an annual base salary and the executives’ eligibility to receive an performance-based incentives with indicated target annual cash bonus and LTI award levels.
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
Mr. Beers’ Retirement and Consulting Agreement
On October 21, 2024, we entered into a retirement and consulting agreement with Mr. Beers in connection with his retirement, effective February 28, 2025 (the “Retirement Date”). Pursuant to his retirement and consulting agreement, Mr. Beers continued to serve as Chief Legal Officer & Secretary through the Retirement Date and received his base salary and all other components of his usual and customary compensation and benefits, including a cash bonus for the 2024 performance year paid at the regular time based on actual achievement of the corporate financial metrics and individual performance goals for 2024. He will not receive any new cash-based LTI awards for 2025 or any year thereafter, however he will continue to vest in all of his outstanding unvested LTI awards in accordance with the qualifying retirement feature as if he were a full-time employee of the Company, subject to satisfaction of the Book Equity IRR performance objectives. Additionally, during the period starting on March 1, 2025 and continuing for a period of 12 months thereafter, Mr. Beers will be engaged as an independent senior adviser to the Company, providing advice on matters as needed by the Company, including with respect to ongoing Russian aircraft litigation and insurance settlements. The provisions of the retirement and consulting agreement are subject to Mr. Beers’ execution and non-revocation of a release of claims and his continued compliance with the restrictive covenants applicable to him.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table and summary set forth potential amounts payable to our NEOs upon termination of employment or a change in control, as described below. The table below reflects amounts payable to our NEOs assuming termination of employment on February 28, 2025:

Name and Principal Position	Voluntary resignation by executive	Termination by us for cause	Termination by us without cause	Termination by us without cause or by executive for good reason following change in control(1)	Termination by executive for good reason	Normal retirement	Death or disability
Michael J. Inglese
Cash Severance	$—	$—	$1,500,000	$3,000,000	$1,500,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	750,000	750,000	750,000	—	750,000
COBRA Reimbursement	—	—	78,484	78,484	78,484	—	78,484
Vacation	80,769	80,769	80,769	80,769	80,769	80,769	80,769
Remainder of Restricted Cash and LTI Awards(1)	—	—	9,470,258	9,470,258	9,470,258	—	9,470,258

Roy Chandran
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	78,484	78,484	78,484	—	78,484
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	3,503,986	3,503,986	3,503,986	—	3,503,986

Douglas C. Winter
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	60,943	60,943	60,943	—	60,943
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	3,788,108	3,788,108	3,788,108	—	3,788,108

Christopher L. Beers(2)
Cash Severance	$—	$—	$—	$—	$—	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	—	—	—	731,584	—
COBRA Reimbursement	—	—	—	—	—	—	—
Vacation	—	—	—	—	—	50,821	—
Remainder of Restricted Cash and LTI Awards(1)	—	—	—	—	—	3,788,108	—
					—
Paul O’Callaghan
Cash Severance	$—	$—	$845,334	$1,690,669	$845,334	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	411,830	411,830	411,830	—	411,830
Health Insurance Benefits	—	—	4,122	4,122	4,122	—	4,122
Vacation	46,685	46,685	46,685	46,685	46,685	46,685	46,685
Remainder of Restricted Cash and LTI Awards(1)	—	—	1,026,912	1,026,912	1,026,912	—	1,026,912
_______________
(1)Includes the 2022 LTI awards (or for Mr. O’Callaghan, the applicable portion thereof) vesting on February 28, 2025, the 2023 LTI awards vesting on February 28, 2026 and the 2024 LTI awards vesting on February 28, 2027.
(2)Christopher L. Beers, our former Chief Legal Officer & Secretary, retired from the Company effective February 28, 2025. See the section entitled “Mr. Beer’s Retirement and Consulting Agreement” above for information regarding his retirement payments and benefits.

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
Under the employment agreements for our named executive officers:
•if the employment of such named executive officer is terminated without “cause” or with “good reason” (as defined in such employment agreement), and if he signs a general release of claims and complies with the covenants described below, then he will be entitled to receive: (i) an amount equal to the sum of the base salary and target annual cash bonus for the year of termination, payable over a one-year period (two times such amount and payable in a lump sum if the termination occurs within 120 days prior to or within two years following a “change in control” as defined in such employment agreement); (ii) a pro-rata annual bonus for the year of termination; (iii) reimbursement of COBRA premiums or health insurance benefits for up to 12 months; (iv) accelerated vesting of any remaining cash-based LTI awards; and
•such named executive officer covenants not to compete with Aircastle for six months following termination of his employment for any reason and will not solicit the employees of Aircastle or the clients or customers of Aircastle for competing business, in each case, for a period of 12 months following termination.
For a description of the retirement and consulting agreement we entered into with Mr. Beers in connection with his retirement, see the section entitled “Mr. Beers Retirement and Consulting Agreement” above.
Director Compensation Table for 2024
The table below describes our compensation of Directors for the fiscal year ended February 28, 2025:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Douglas A. Hacker	$170,000	$170,000
Charles W. Pollard	170,000	170,000
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management. The table below sets forth information as of April 16, 2025, as to the beneficial ownership of our Common Shares.

Name and Address of Beneficial Owner	Common Shares Held	Percent of Class
Marubeni Corporation(1) 4-2 Ohtemachi 1-chome Chiyoda-ku, Tokyo, 100-8088 Japan	8,920	50%
MM Air Limited(2) c/o Compass Administration Services Ltd. Crawford House 50 Cedar Avenue Hamilton, HM11, Bermuda	8,920	50%
_______________
(1)Marubeni beneficially owns 8,920 Common Shares through its wholly owned subsidiary Marubeni Aviation Corporation. During the year ended February 28, 2025, we issued 1,138 shares to Marubeni.
(2)MM Air Limited beneficially owns 8,920 Common Shares. MM Air Limited is controlled by affiliates of Marubeni and Mizuho Leasing. During the year ended February 28, 2025, we issued 1,138 shares to MM Air Limited.

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
See Note 10 in the Notes to Consolidated Financial Statements for additional information.
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
Director Independence
Although our Common Shares are no longer listed on the NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors, the Board considers the current Directors Messrs. Hacker and Pollard to be independent and that Directors Messrs. Hirose, Inglese, Tsunoda and Okuno to be not independent. The Board also considers the current Chairman Mr. Sakakida to be not independent. Our standing Risk and Governance, Audit and Compensation Committees include independent and non-independent Directors.
In addition, the Board considered transactions described above under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions” in making the independence determinations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the fiscal year 2024 and 2023 financial statements, the Company entered into an engagement letter with Ernst & Young LLP (“EY”) that sets forth the terms by which EY has performed audit services for the Company. Professional services rendered by EY for the years ended February 28, 2025 and February 29, 2024 were as follows:

	Year Ended February 28/29,
	2025	2024
Audit fees(1)	$2,514,000	$2,315,000
Tax fees(2)	1,004,300	844,800
All other fees(3)	7,600	5,200
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
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of February 28, 2025 and February 29, 2024.
		Consolidated Statements of Income and Comprehensive Income for the years ended February 28, 2025, February 29, 2024 and February 28, 2023.
		Consolidated Statements of Cash Flows for the years ended February 28, 2025, February 29, 2024 and February 28, 2023.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28, 2025, February 29, 2024 and February 28, 2023.
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

4.10
Indenture, dated as of July 18, 2023, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2023).

4.11
Indenture, dated as of January 22, 2024, between Aircastle Limited and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2024).

4.12
Indenture, dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2024).

4.13
Guarantee Supplemental Indenture (6.500% Senior Notes due 2028), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

Exhibit No.	Description of Exhibit

4.14
Guarantee Supplemental Indenture (4.250% Senior Notes due 2026), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.15
Guarantee Supplemental Indenture (5.250% Senior Notes due 2025), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.16
Guarantee Supplemental Indenture (5.950% Senior Notes due 2029), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.17
Guarantee Supplemental Indenture (2.850% Senior Notes due 2028), dated as of July 18, 2024, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024).

4.18
Indenture, dated as of January 31, 2025, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2025).

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

Exhibit No.	Description of Exhibit

10.12
Amendment No. 4 to Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.13
Amendment No. 5 to Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.14
Amendment No. 6 to Purchase Agreement COM0270-15, dated as of June 29, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018). Ø

10.15
Amendment No. 7 to Purchase Agreement COM0270-15, dated as of February 5, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019). ØØ

10.16
Amendment No. 8 to Purchase Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

10.17
Amendment No. 9 to Purchase Agreement COM0270-15, dated as of August 28, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.18
Amendment No. 10 to Purchase Agreement COM0270-15, dated as of September 18, 2020, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.19
Amendment No. 11 to Purchase Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.20
Amendment No. 12 to Purchase Agreement COM0270-15, dated as of June 2, 2021, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.21
Amendment No. 13 to Purchase Agreement COM0270-15, dated as of September 2, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.22
Amendment No. 14 to Purchase Agreement COM0270-15, dated as of September 17, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.23
Amendment No. 15 to Purchase Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.24
Amendment No. 16 to Purchase Agreement COM0270-15, dated as of February 9, 2022, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.25
Amendment No. 17 to Purchase Agreement COM0270-15, dated as of August 24, 2022 (Amendment No. 17), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 12, 2022). ** ØØ

10.26
Amendment No. 18 to Purchase Agreement COM0270-15, dated as of December 8, 2022 (Amendment No. 18), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2023). ** ØØ

10.27
Amendment No. 19 to Purchase Agreement COM0270-15, dated as of April 18, 2023 (Amendment No. 19), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 12, 2023). ** ØØ

10.28
Amendment No. 22 to Purchase Agreement COM0270-15, dated as of May 28, 2024 (Amendment No. 22), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 11, 2024). ** ØØ

Exhibit No.	Description of Exhibit

10.29
Amendment No. 23 to Purchase Agreement COM0270-15, dated as of July 23, 2024 (Amendment No. 23), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024). ** ØØ

10.30	Amendment No. 24 to Purchase Agreement COM0270-15, dated as of January 6, 2025 (Amendment No. 24), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

10.31
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.32
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.33
Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.34
Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.35
Amendment No. 5 to Letter Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

10.36
Amendment No. 6 to Letter Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.37
Amendment No. 7 to Letter Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.38
Notice and Consent COM0439-19, dated as of September 18, 2020, between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ^ ØØ

10.39
Voting and Support Agreement, dated as of November 5, 2019, by and among Aircastle Limited, Marubeni Corporation, Marubeni Aviation Corporation and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2019).

10.40	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.41
Subscription Agreement, dated July 5, 2023, by and among Aircastle Limited, MM Air Ltd. and Marubeni Aviation Holdings Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

10.42
Amendment Agreement to the Seventh Amended and Restated Credit Agreement, dated as of February 8, 2024, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on April 25, 2024). *

10.43
Retirement and Consulting Agreement, dated October 21, 2024, by and between Aircastle Advisor LLC and Christopher L. Beers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 10, 2025). ** ØØ #

21.1	Subsidiaries of the Subsidiaries of the Registrant. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of 2002. *

Exhibit No.	Description of Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Act of 2002. *

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2025 and February 29, 2024; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended February 28, 2025, February 29, 2024 and February 28, 2023; (iii) Consolidated Statements of Cash Flows for the years ended February 28, 2025, February 29, 2024 and February 28, 2023; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28, 2025, February 29, 2024 and February 28, 2023; and (v) Notes to Consolidated Financial Statements*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries (the Company) as of February 28, 2025 and February 29, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2025, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for Income Tax
Description of the Matter
The Company is incorporated in Bermuda and leases its aircraft within over 40 countries. The Company’s income is subject to U.S. federal, state and local income taxes, as well as foreign income tax in many of the jurisdictions it leases aircraft. As more fully described in Note 11 to the consolidated financial statements, the Company recognized a consolidated provision for income taxes of $22 million for the year ended February 28, 2025.
Auditing the Company’s income tax accounting was especially challenging due to the international tax structure maintained by the Company. Specifically, the auditing of the application of changes in tax law and transactions to transfer, buy or sell aircraft in foreign jurisdictions required increased auditor effort, including the use of tax professionals with specialized skills, to evaluate the Company’s application of the tax laws in relevant jurisdictions and the related income tax.

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
Stamford, CT
April 23, 2025

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	February 28/29,
	2025	2024
ASSETS
Cash and cash equivalents	$279,052	$129,977
Accounts receivable	9,662	12,518
Flight equipment held for lease, net	7,644,867	6,940,502
Net investment in leases, net	257,249	282,439
Unconsolidated equity method investment	45,813	42,710
Other assets	273,521	271,807

Total assets	$8,510,164	$7,679,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$502,609	$875,397
Borrowings from unsecured financings, net	4,452,781	3,823,099
Accounts payable, accrued expenses and other liabilities	295,132	219,588
Lease rentals received in advance	68,120	52,654
Security deposits	82,477	69,544
Maintenance payments	583,658	505,897
Total liabilities	5,984,777	5,546,179

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at February 28, 2025 and February 29, 2024	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 and 15,564 shares issued and outstanding at February 28, 2025 and February 29, 2024, respectively	—	—
Additional paid-in capital	2,378,774	2,078,774
Retained earnings	146,613	55,000
Total shareholders’ equity	2,525,387	2,133,774
Total liabilities and shareholders’ equity	$8,510,164	$7,679,953

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Year Ended February 28/29,
	2025	2024	2023
Revenues:
Lease rental revenue	$652,379	$603,571	$586,508
Direct financing and sales-type lease revenue	21,295	16,503	9,030
Amortization of lease premiums, discounts and incentives	(21,682)	(20,420)	(20,574)
Maintenance revenue	90,490	132,179	138,099
Total lease revenue	742,482	731,833	713,063
Gain on sale or disposition of flight equipment	77,191	121,646	70,860
Other revenue	1,302	1,937	12,110
Total revenues	820,975	855,416	796,033

Operating expenses:
Depreciation	355,666	348,229	332,663
Interest, net	247,923	229,050	204,606
Selling, general and administrative	86,416	82,127	76,857
Provision for credit losses	8,715	12,081	1,507
Impairment of flight equipment	19,391	55,240	85,623
Maintenance and other costs	16,938	29,884	22,196

Total operating expenses	735,049	756,611	723,452

Other income (expense):
Gain (loss) on extinguishment of debt	285	—	(636)
Other	56,247	5,571	14,092

Total other income	56,532	5,571	13,456

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	142,458	104,376	86,037
Income tax provision	21,948	23,265	25,466
Earnings of unconsolidated equity method investment, net of tax	3,103	2,205	2,188

Net income	$123,613	$83,316	$62,759
Preference share dividends	(21,000)	(21,000)	(21,000)
Net income available to common shareholders	$102,613	$62,316	$41,759

Total comprehensive income available to common shareholders	$102,613	$62,316	$41,759

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended February 28/29,
	2025	2024	2023
Cash flows from operating activities:
Net income	$123,613	$83,316	$62,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	355,666	348,229	332,663
Amortization of deferred financing costs	17,033	17,090	14,338
Amortization of lease premiums, discounts and incentives	21,682	20,420	20,574
Deferred income taxes	17,550	20,053	13,690
Collections on net investments in leases	7,628	3,557	6,505
Security deposits, maintenance payments and insurance settlements included in earnings	(59,959)	(54,373)	(66,194)
Gain on sale or disposition of flight equipment	(77,191)	(121,646)	(70,860)
(Gain) loss on extinguishment of debt	(285)	—	636
Impairment of aircraft	19,391	55,240	85,623
Provision for credit losses	8,715	12,081	1,507
Other	(3,188)	(2,512)	(2,211)
Changes on certain assets and liabilities:
Accounts receivable	(6,984)	(443)	17,338
Other assets	13,532	(9,317)	(12,510)
Accounts payable, accrued expenses and other liabilities	7,475	(15,907)	4,278
Lease rentals received in advance	19,343	14,466	29,601

Net cash and restricted cash provided by operating activities	464,021	370,254	437,737
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,588,197)	(1,240,183)	(994,040)
Proceeds from sale or disposition of flight equipment	565,921	361,826	426,454
Proceeds from settlement of insurance claims	49,500	—	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	4,157	5,650	28,393
Other	(1,613)	(6,408)	1,319

Net cash and restricted cash used in investing activities	(970,232)	(879,115)	(537,874)
Cash flows from financing activities:
Proceeds from issuance of common shares	300,000	200,000	—
Proceeds from secured and unsecured debt financings	1,702,048	2,029,750	493,848
Repayments of secured and unsecured debt financings	(1,452,340)	(1,917,744)	(420,372)
Deferred financing costs	(9,849)	(25,035)	(13,242)
Debt extinguishment costs	285	—	(310)
Security deposits and maintenance payments received	152,521	159,792	142,699
Security deposits and maintenance payments returned	(16,379)	(18,786)	(20,307)
Dividends paid	(21,000)	(21,000)	(21,000)
Net cash and restricted cash provided by financing activities	655,286	406,977	161,316
Net increase (decrease) in cash and restricted cash	149,075	(101,884)	61,179
Cash and restricted cash at beginning of year	129,977	231,861	170,682

Cash and restricted cash at end of year	$279,052	$129,977	$231,861

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended February 28/29,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$233,284	$240,715	$193,283
Cash paid during the year for income taxes	$4,170	$5,135	$9,511
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$113,641	$55,046	$50,758
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$77,976	$28,350	$10,810
Transfers from Flight equipment held for lease, net to Net investment in leases, net and Other assets	$54,151	$220,648	$1,695
Acquisition of investments, at fair value	$—	$—	$10,819

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2022	14,048	$—	400	$—	$1,878,774	$(49,075)	$1,829,699
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Net income	—	—	—	—	—	62,759	62,759

Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Issuance of common shares	1,516	—	—	—	200,000	—	200,000
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Net income	—	—	—	—	—	83,316	83,316
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Issuance of common shares	2,276	—	—	—	300,000	—	300,000
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Common share dividends	—	—	—	—	—	(11,000)	(11,000)
Net income	—	—	—	—	—	123,613	123,613

Balance, February 28, 2025	17,840	$—	400	$—	$2,378,774	$146,613	$2,525,387
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of February 28, 2025, through the date on which the consolidated financial statements included in this Annual Report were issued.
Segment Reporting
We manage and analyze our business and report our results of operations based on one operating and reportable segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker (the “CODM”). As a single reportable segment entity, the CODM utilizes consolidated net income to evaluate segment performance and allocate resources. The significant segment expenses and other segment items, such as total assets, that are provided to the CODM align with expense information that is included in the Company’s consolidated balance sheets and statements of income.
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
When we acquire an aircraft with a lease, determining the fair value of attached leases requires us to make assumptions regarding the current fair values of leases for specific aircraft. We estimate a range of current lease rates of like aircraft in order to determine if the attached lease is within a fair value range. If a lease is below or above the range of current lease rates, we present value the estimated amount below or above the fair value range over the remaining term of the lease. The resulting lease discount or premium is amortized into lease revenue over the remaining term of the lease.
Impairment of Flight Equipment
We perform a recoverability test of all aircraft and other flight equipment on a quarterly and annual basis. We perform a customer or aircraft specific recoverability test whenever events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an asset may not be recoverable. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. We focus on aircraft with near-term lease expirations, customers that have entered

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
For assets with indicators of impairment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge.
Our assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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
Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment in an aircraft leasing entity that is accounted for using the equity method as we do not exercise control over the entity. Under the equity method, the investment is initially recorded at cost and the carrying amount is affected by our share of the unconsolidated equity method investment’s undistributed earnings and losses and distributions of dividends and capital. The investment may also reflect an equity loss in the event that circumstances indicate an other-than-temporary impairment.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Maintenance Payments
Typically, the lessee will be responsible for performing maintenance on the aircraft and will be required to make payments to us for heavy maintenance, overhaul or replacement of certain high-value components of the aircraft. These maintenance payments are based on hours or cycles of utilization or on calendar time, depending upon the component, and would be made either monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. If a lessee is making monthly maintenance payments, we would typically be obligated to reimburse the lessee for costs they incur for heavy maintenance, overhaul or replacement of certain high-value components, usually following completion of the relevant work. If a lessee makes a single end of lease maintenance payment, the lessee would be required to pay us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee in the event heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
We record monthly maintenance payments by the lessee as accrued maintenance payments liabilities in recognition of our obligation in the lease to refund such receipts, and therefore we typically do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of most monthly maintenance payments until we are able to determine the amount, if any, by which the monthly maintenance payments received from a lessee exceed costs to be incurred by that lessee in performing heavy maintenance, which generally occurs at or near the end of the lease. End of lease term maintenance payments made to us are recognized as maintenance revenue, and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
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
Deferred Financing Costs
Deferred financing costs, which are included in borrowings from secured and unsecured financings, net, are amortized using the interest method for amortizing loans over the lives of the relevant related debt.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including single reportable segment entities, to provide the segment measures of profitability used by the CODM to allocate resources and assess performance in interim and annual periods. The standard also requires disclosure of significant segment expenses and other segment items that are regularly provided to the CODM. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 using the retrospective method. We adopted the standard during the year ended February 28, 2025, which did not have a material impact on our consolidated financial statements; see Note 1.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of February 28, 2025 and February 29, 2024, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of February 28, 2025	Fair Value Measurements at February 28, 2025 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$279,052	$279,052	$—	$—	Market

Investments, at fair value
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	4,883	985	—	3,898	Market/Income

Total investments, at fair value	$9,912	$985	$—	$8,927

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Fair Value as of February 29, 2024	Fair Value Measurements at February 29, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$129,977	$129,977	$—	$—	Market

Investments, at fair value
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,131	1,687	—	3,444	Market/Income

Total investments, at fair value	$10,160	$1,687	$—	$8,473
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
For the years ended February 28, 2025 and February 29, 2024, we had no transfers into or out of Level 3.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The carrying amounts and fair values of our financial instruments at February 28, 2025 and February 29, 2024, were as follows:

	February 28/29,
	2025		2024
Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$9,912	$9,912	$10,160	$10,160
Other investments, net(2)	4,916	4,916	5,079	5,079

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$150,000	$150,000	$20,000	$20,000
Term Financings	509,104	513,161	883,451	885,139
Senior Notes	4,350,000	4,387,341	3,850,000	3,738,146
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
(2)We had a $4.1 million and $3.2 million allowance for credit losses on certain investments in debt securities that are carried at amortized cost as of February 28, 2025 and February 29, 2024, respectively – see Note 15.
Aircraft Valuation
Impairment of Flight Equipment
During the year ended February 28, 2025, the Company recorded impairment charges totaling $19.4 million, including $11.0 million of transactional impairments related to a scheduled lease expiration and an aircraft lease amendment. The Company recognized $24.0 million of maintenance revenue for these aircraft during the year ended February 28, 2025. Total impairment charges also included $8.4 million related to flight equipment that was recorded as a component of other assets and subject to tear-down and parts sales programs.
During the year ended February 29, 2024, the Company recorded impairments charges totaling $55.2 million. Of the total impairments, $39.5 million were transactional impairments related to scheduled aircraft lease expirations and engine redeliveries during the year ended February 29, 2024. The Company recognized $48.0 million of maintenance revenue for these aircraft and engines.
Recoverability Assessment
We perform a recoverability assessment of all aircraft and other flight equipment on a quarterly basis and annually during the third quarter of fiscal year 2024.
We perform a recoverability test when events or changes in circumstances, or indicators, suggest that the carrying amount or net book value of an aircraft or other flight equipment may not be recoverable. For assets with indicators of impairment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. The undiscounted cash flows consist of cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. In the event that an aircraft does not meet the recoverability test, the aircraft will be adjusted to fair value, resulting in an impairment charge.
Management assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are impacted by changes in future periods due to changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.

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
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the years ended February 28, 2025 and February 29, 2024:

	February 28/29,
	2025	2024
Beginning balance	$6,940,502	$6,567,606
Additions	1,670,063	1,264,369
Depreciation	(353,395)	(347,297)
Disposals and transfers to net investment in leases and held for sale	(601,331)	(492,818)
Impairments	(10,972)	(51,358)

Ending balance	$7,644,867	$6,940,502

Accumulated depreciation	$2,163,084	$2,328,354
Russian Aircraft Insurance Settlements
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
During the fourth quarter of fiscal year 2024, the Company received cash proceeds of $49.5 million in settlement of the Company’s claims against certain of the insurers under its C&P Policies. The settlement proceeds were recorded as a component of other income for the year ended February 28, 2025. The receipt of the insurance proceeds serve to mitigate in part, the Company’s losses under its aviation insurance policies. We remain in settlement discussions with some of the remaining insurers under our C&P Policies. However, the collection, timing and amount of any future recoveries, including those related to insurance litigation, remain uncertain. Accordingly, at this time, the Company can give no assurance as to when or what amounts it may ultimately collect with respect to these matters.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at February 28, 2025 were as follows:

Year Ended February 28/29,	Amount(1)
2026	$706,174
2027	633,400
2028	530,198
2029	446,034
2030	362,417
Thereafter	941,765
Total	$3,619,988
_______________
(1)Reflects impact of lessee lease rental deferrals.
At February 28, 2025 and February 29, 2024, the amounts of lease incentive liabilities recorded in maintenance payments on the consolidated balance sheets were $34.8 million and $26.6 million, respectively.
Note 5. Net Investment in Leases, Net
At February 28, 2025 and February 29, 2024, our net investment in leases consisted of 14 and 15 aircraft, respectively. We sold 1 aircraft that was subject to a sales-type lease during the year ended February 28, 2025.
The components of our net investment in leases at February 28, 2025 and February 29, 2024 were as follows:

	February 28/29,
	2025	2024
Lease receivable	$121,202	$142,983
Unguaranteed residual value of flight equipment	142,849	147,170
Net investment in leases	264,051	290,153
Allowance for credit losses	(6,802)	(7,714)
Net investment in leases, net	$257,249	$282,439
As of February 28, 2025, future lease payments on net investment in leases were as follows:

Year Ending February 28/29,	Amount
2026	$15,517
2027	25,260
2028	26,263
2029	25,994
2030	22,891
Thereafter	42,252
Total lease payments to be received	158,177
Present value of lease payments – lease receivable	(121,202)
Difference between undiscounted lease payments and lease receivable	$36,975

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of our Net Book Value as of February 28, 2025 and February 29, 2024 was as follows:

	February 28/29,
	2025			2024
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	67		28%	63	27%
Europe	99		30%	90	30%
Middle East and Africa	11		5%	9	5%
North America	58		26%	46	23%
South America	29		11%	32	14%
Off-lease	1	(1)	—%	3	1%
Total	265		100%	243	100%
_______________
(1)We currently have 1 narrow-body freighter aircraft that we are marketing for lease or sale.
The following table sets forth net book value of flight equipment attributable to individual countries representing at least 10% of net book value of flight equipment based on each lessee’s principal place of business as of:

	February 28/29,
	2025			2024
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$1,223,496	16%	7	$806,162	11%	5
India	1,046,978	14%	3	750,498	11%	4
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended February 28/29,
Region	2025	2024	2023
Asia and Pacific	29%	29%	33%
Europe	31%	30%	29%
Middle East and Africa	4%	4%	5%
North America	25%	23%	19%
South America	11%	14%	14%

Total	100%	100%	100%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Year Ended February 28/29,
	2025		2024		2023
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	20%	3	21%	3	21%
For the year ended February 28, 2025, total revenue attributable to the United States, Spain and India was 15%, 10% and 10%, respectively. Total revenue attributable to the United States and Spain included $37.8 million and $40.5 million, respectively, from gains on sale or disposition of flight equipment and maintenance revenue.
For the year ended February 29, 2024, no single country comprised 10% or more of total revenue.
For the year ended February 28, 2023, total revenue attributable to the United States and India was 15% and 12%, respectively, and was partially driven by maintenance and other revenue and gains on sale of aircraft.
Note 7. Unconsolidated Equity Method Investment
We have an equity method investment with Mizuho Leasing which has 8 aircraft with a net book value of $244.3 million at February 28, 2025.

	February 28/29,
	2025	2024
Beginning balance	$42,710	$40,505
Earnings of unconsolidated equity method investment, net of tax	3,103	2,205
Ending balance	$45,813	$42,710
On October 29, 2024, we entered into a loan agreement to provide our equity method investee with a $4.5 million unsecured loan facility, which bears interest at a rate of Term SOFR (as defined in the credit agreement) plus 2% and is payable on October 29, 2025. This transaction was approved by our management as an arm’s length transaction under our related party policy. On January 6, 2025, $3.5 million of the outstanding principle amount was repaid by our equity method investee.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At February 28, 2025				At February 29, 2024
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Term Financings(1)	$509,104	21	2.36% to 6.67%	11/21/29 to 06/27/32	$883,451
Less: Debt issuance costs	(6,495)				(8,054)
Total secured debt financings, net of debt issuance costs and discounts	502,609				875,397
Unsecured Debt Financings:
Senior Notes due 2024(2)	—		4.125%	05/01/24	500,000
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
Senior Notes due 2030	500,000		5.25%	03/15/30	—
Senior Notes due 2031	500,000		5.75%	10/01/31	—
Revolving Credit Facilities	150,000		5.67% to 6.60%	05/24/25 to 02/08/28	20,000
Less: Debt issuance costs and discounts	(47,219)				(46,901)

Total unsecured debt financings, net of debt issuance costs and discounts	4,452,781				3,823,099

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$4,955,390				$4,698,496

_______________
(1)The borrowings under these financings at February 28, 2025 have a weighted-average fixed rate of interest of 5.85%.
(2)Repaid at their final stated maturity date.
Secured Debt Financings:
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
On February 28, 2025, we repaid in full the $79.7 million outstanding principal amount of one of our term financings secured by 3 aircraft, and $0.6 million of accrued interest. The secured term financing had a final stated maturity date of March 6, 2025.
Unsecured Debt Financings:
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
5.250% Senior Notes due 2030
On January 31, 2025, the Company and AIDAC issued $500.0 million aggregate principal amount of 5.250% Senior Notes due 2030 (the “Senior Notes due 2030”) at an issue price of 99.171%. The Senior Notes due 2030 will mature on March 15, 2030, and bear interest at a rate of 5.25% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2025. Interest accrues on the Senior Notes due 2030 from January 31, 2025.
Revolving Credit Facilities
As of February 28, 2025, we had $150.0 million in borrowings outstanding under our revolving credit facilities and had $2.0 billion available for borrowing.
AIDAC Guarantees
In connection with AIDAC co-issuing the Senior Notes due 2031 with the Company, AIDAC agreed to fully and unconditionally guarantee (the “AIDAC Guarantees”) the Company’s obligations under its: (i) revolving credit facilities; (ii) 5.250% Senior Notes due 2025; (iii) 4.250% Senior Notes due 2026; (iv) 2.850% Senior Notes due 2028; (v) 6.500% Senior Notes due 2028 and (vi) 5.950% Senior Notes due 2029 (collectively, the “Existing Unsecured Debt”). As a result of the AIDAC Guarantees, the Senior Notes due 2030 and the Senior Notes due 2031 rank pari passu in right of payment with the Existing Unsecured Debt.
Maturities of the secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending February 28/29,	Amount
2026	$681,948
2027	703,818
2028	915,800
2029	1,337,850
2030	269,708
Thereafter	1,099,980
Total	$5,009,104
As of February 28, 2025, we were in compliance with all applicable covenants in our financings.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Common Share Dividends
On March 17, 2025, the Company paid a dividend to its Shareholders in the amount of $11.0 million, which was accrued as of February 28, 2025. The common share dividend was approved by the Company’s Board of Directors and the Shareholders.
Preference Share Dividends
On March 15, 2024, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was accrued as of February 29, 2024.
On September 16, 2024, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was accrued as of August 31, 2024.
On March 17, 2025, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was accrued as of February 28, 2025.
All semi-annual dividends for our preference shares were approved by the Company’s Board of Directors.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $8.7 million and $8.3 million during the years ended February 28, 2025 and February 29, 2024, respectively, whereby our Shareholders provide certain management and administrative services to the Company. These fees are recorded in selling, general and administrative costs in the consolidated statements of income.
See Note 9 for additional information regarding our Subscription Agreement entered into with our Shareholders and Note 7 for our loan agreement entered into with our equity method investee during the year ended February 28, 2025.
Note 11. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (“CIT Act”) which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. The Company will be subject to Bermuda corporate income tax with respect to its fiscal year beginning March 1, 2025 and in subsequent years. The provision for income taxes relates to income earned by certain subsidiaries of the Company which are located in, or earn income in, jurisdictions that currently impose income taxes, primarily the United States and Ireland.
The sources of income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended February 28, 2025, February 29, 2024 and February 28, 2023, were as follows:

	Year Ended February 28/29,
	2025	2024	2023
U.S. operations	$27,253	$25,029	$21,172
Non-U.S. operations	115,205	79,347	64,865
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$142,458	$104,376	$86,037

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The components of the income tax provision for the years ended February 28, 2025, February 29, 2024 and February 28, 2023, consisted of the following:

	Year Ended February 28/29,
	2025	2024	2023
Current:
United States:
Federal	$2,069	$2,484	$5,671
State	771	2,249	1,667
Non-U.S.	1,558	(1,521)	4,438

Current income tax provision	4,398	3,212	11,776

Deferred:
United States:
Federal	3,536	5,415	(728)
State	12	1,120	(341)
Non-U.S.	14,002	13,518	14,759

Deferred income tax	17,550	20,053	13,690

Total	$21,948	$23,265	$25,466
Significant components of the Company’s deferred tax assets and liabilities at February 28, 2025 and February 29, 2024, consisted of the following:

	Year Ended February 28/29,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$282,103	$239,306
Interest expense carry forwards	2,648	2,085
Other	21,369	23,426
Valuation allowance	(45,641)	(53,408)

Total deferred tax assets	260,479	211,409
Deferred tax liabilities:
Accelerated depreciation	(370,989)	(299,957)
Other	(8,124)	(11,809)
Total deferred tax liabilities	(379,113)	(311,766)

Net deferred tax liabilities	$(118,634)	$(100,357)
The Company had $283.1 million of federal net operating loss (“NOL”) carry forwards available at February 28, 2025 with no expiration date to offset future taxable income subject to U.S. graduated tax rates. The Company also had NOL carry forwards of $1.3 billion with no expiration date to offset future Irish taxable income. The CIT Act includes a provision which would allow the Company to carry forward losses incurred in Bermuda for the year ended February 28, 2021 and subsequent fiscal years. The Company has NOL carryforwards of $302.3 million with no expiration date to offset future Bermuda taxable income. A full valuation allowance of $302.3 million has been recognized against the Bermuda tax loss carry forwards based on all available information, including projections of future taxable income.
Deferred tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of February 28, 2025, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $44.6 million. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $2.2 million would be due if such earnings were remitted.
Our aircraft-owning subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes. The aircraft owning subsidiaries resident in Ireland and the U.S. are currently subject to tax in those respective jurisdictions.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
Differences between statutory income tax rates and our effective income tax rates applied to pre-tax income from continuing operations for the years ended February 28, 2025, February 29, 2024 and February 28, 2023, consisted of the following:

	Year Ended February 28/29,
	2025	2024	2023
Notional U.S. federal income tax expense at the statutory rate:	$29,916	$21,919	$18,068
U.S. state and local income tax, net	1,086	1,098	928
Non-U.S. operations:
Bermuda	(11,233)	(6,659)	(12,039)
Ireland	2,531	5,709	19,279
Singapore	(10)	(2)	27
Other low tax jurisdictions	54	64	152
Non-deductible expenses in the U.S.	37	29	19
Other	(433)	1,107	(968)

Provision for income taxes	$21,948	$23,265	$25,466
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits.
We conduct business globally and, as a result, the Company and its subsidiaries or branches are subject to foreign, U.S. federal and various state and local income taxes, as well as withholding taxes. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Ireland and the United States.
Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year.
Ireland and Bermuda Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill requires a 20% withholding tax be applied to certain payments, such as interest payments, from Irish companies to recipients in no-tax and zero-tax jurisdictions, effective April 1, 2024. The Finance Bill also requires a 25% withholding tax be applied to dividends and distributions, subject to certain exemptions, as well as introduces new interest deduction rules for a qualifying finance company. The Finance Bill did not have a significant impact on our consolidated financial statements for the year ended February 28, 2025.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime, the CIT Act, that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income, withholding and capital gains taxes ceased on February 28, 2025. The Company has appropriately considered the impact of the Bermuda CIT and its impact on current and deferred income taxes.
Note 12. Interest, Net
The following table shows the components of interest, net.

	Year Ended February 28/29,
	2025	2024	2023
Interest on borrowings and other liabilities	$244,044	$228,539	$196,502
Amortization of deferred financing fees and debt discount	17,033	17,090	14,338
Interest expense	261,077	245,629	210,840
Less: Interest income	(12,492)	(13,710)	(3,954)
Less: Capitalized interest	(662)	(2,869)	(2,280)

Interest, net	$247,923	$229,050	$204,606
Note 13. Commitments and Contingencies
Rent expense, primarily for the corporate office and sales and marketing facilities, was $1.9 million, $2.3 million and $2.1 million for the years ended February 28, 2025, February 29, 2024 and February 28, 2023, respectively.
As of February 28, 2025, Aircastle is obligated under non-cancelable operating leases relating principally to office facilities in the United States, Ireland and Singapore for future minimum lease payments as follows:

Year Ending February 28/29,	Amount
2026	$2,742
2027	2,680
2028	2,712
2029	1,918
2030	1,109
Thereafter	13,956
Total	$25,117
At February 28, 2025, we had commitments to acquire 20 aircraft for $771.7 million.
Commitments under signed purchase agreements, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft at February 28, 2025, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2026	$524,734
2027	83,951
2028	162,991
2029	—
2030	—
Thereafter	—
Total	$771,676

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 14. Other Assets
Other assets consisted of the following as of February 28, 2025 and February 29, 2024:

	February 28/29,
	2025	2024
Deferred income tax asset	$78	$48
Lease incentives and premiums, net of accumulated amortization of $73,915 and $90,408, respectively	43,285	37,459
Flight equipment held for sale	56,983	19,190
Aircraft purchase deposits and Embraer E-2 progress payments	30,166	42,784
Right-of-use asset(1)	14,655	16,053
Deferred rent receivable, net(2)	20,086	15,825
Investments, at fair value(3)	9,912	10,160
Other investments, net(2)(3)	4,916	5,079
Other assets	93,440	125,209

Total other assets	$273,521	$271,807
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses as of February 28, 2025 and February 29, 2024 – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the years ended February 28, 2025 and February 29, 2024, were as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 28, 2023	$1,267	$—	$—	$1,267
Provision for credit losses	6,726	3,209	2,146	12,081
Write-offs	(279)	—	—	(279)

Balance at February 29, 2024	7,714	3,209	2,146	13,069
Provision for credit losses	(300)	890	8,125	8,715
Write-offs	(612)	—	—	(612)

Balance at February 28, 2025	$6,802	$4,099	$10,271	$21,172
During the year ended February 28, 2025, we recognized an additional provision for credit losses in respect of debt securities and certain receivables that were restructured as part of an airline restructuring.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of February 28, 2025 and February 29, 2024:

	February 28/29,
	2025	2024
Accounts payable and accrued expenses	$51,889	$57,685
Dividends payable	21,500	10,500
Deferred income tax liability	118,712	100,405
Accrued interest payable	37,607	27,507
Lease liability	17,480	19,193
Lease discounts, net of accumulated amortization of $21,707 and $43,519, respectively	47,944	4,298
Total accounts payable, accrued expenses and other liabilities	$295,132	$219,588

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 23, 2025

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	April 23, 2025
Michael Inglese

/s/ Roy Chandran	Chief Financial Officer	April 23, 2025
Roy Chandran

/s/ Dane Silverman	Chief Accounting Officer	April 23, 2025
Dane Silverman

/s/ Takayuki Sakakida	Chairman of the Board	April 23, 2025
Takayuki Sakakida

/s/ Douglas A. Hacker	Director	April 23, 2025
Douglas A. Hacker

/s/ Naoshi Hirose	Director	April 23, 2025
Naoshi Hirose

/s/ Keiji Okuno	Director	April 23, 2025
Keiji Okuno

/s/ Charles W. Pollard	Director	April 23, 2025
Charles W. Pollard

/s/ Takashi Tsunoda	Director	April 23, 2025
Takashi Tsunoda

S - 1