Form 10-Q
period 2025-05-31
Aircastle LTD
filed 2025-07-10
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 1, 2025, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	May 31, 2025	February 28, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$223,230	$279,052
Accounts receivable	12,134	9,662
Flight equipment held for lease, net	7,893,567	7,644,867
Net investment in leases, net	255,754	257,249
Unconsolidated equity method investment	46,206	45,813
Other assets	202,022	273,521

Total assets	$8,632,913	$8,510,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$114,608	$502,609
Borrowings from unsecured financings, net	4,919,677	4,452,781
Accounts payable, accrued expenses and other liabilities	355,684	295,132
Lease rentals received in advance	69,660	68,120
Security deposits	68,636	82,477
Maintenance payments	560,758	583,658
Total liabilities	6,089,023	5,984,777

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at May 31, 2025 and February 28, 2025	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 shares issued and outstanding at May 31, 2025 and February 28, 2025	—	—
Additional paid-in capital	2,378,774	2,378,774
Retained earnings	165,116	146,613

Total shareholders’ equity	2,543,890	2,525,387

Total liabilities and shareholders’ equity	$8,632,913	$8,510,164
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2025	2024
Revenues:
Lease rental revenue	$183,043	$162,570
Direct financing and sales-type lease revenue	5,142	5,457
Amortization of lease premiums, discounts and incentives	2,766	(6,649)
Maintenance revenue	38,132	42,149

Total lease revenue	229,083	203,527
Gain on sale or disposition of flight equipment	30,289	1,010
Other revenue	472	636

Total revenues	259,844	205,173

Operating expenses:
Depreciation	95,816	89,358
Interest, net	68,841	64,813
Selling, general and administrative	20,691	22,055
Provision for credit losses	142	(145)
Impairment of flight equipment	5,066	5,211
Maintenance and other costs	4,244	4,443

Total operating expenses	194,800	185,735

Other expense:
Loss on extinguishment of debt	(2,973)	—
Other	(456)	(304)

Total other expense	(3,429)	(304)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	61,615	19,134
Income tax provision	12,721	3,572
Earnings of unconsolidated equity method investment, net of tax	393	519

Net income	$49,287	$16,081

Net income available to common shareholders	$49,287	$16,081

Total comprehensive income available to common shareholders	$49,287	$16,081
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2025	2024
Cash flows from operating activities:
Net income	$49,287	$16,081
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	95,816	89,358
Amortization of deferred financing costs	4,470	4,343
Amortization of lease premiums, discounts and incentives	(2,766)	6,649
Deferred income taxes	7,979	5,314
Collections on net investment in leases	1,517	713
Security deposits and maintenance payments included in earnings	(27,149)	(2,210)
Gain on sale or disposition of flight equipment	(30,289)	(1,010)
Loss on extinguishment of debt	2,973	—
Impairment of flight equipment	5,066	5,211
Provision for credit losses	142	(145)
Other	(394)	(508)
Changes in certain assets and liabilities:
Accounts receivable	(1,720)	(1,273)
Other assets	1,267	(2,927)
Accounts payable, accrued expenses and other liabilities	19,999	17,967
Lease rentals received in advance	1,674	9,441

Net cash and cash equivalents provided by operating activities	127,872	147,004
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(479,614)	(224,935)
Proceeds from sale or disposition of flight equipment	226,752	25,379
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	2,751	35,181
Other	936	(209)
Net cash and cash equivalents used in investing activities	(249,175)	(164,584)
Cash flows from financing activities:
Proceeds from secured and unsecured debt financings	725,000	550,000
Repayments of secured and unsecured debt financings	(647,442)	(520,118)
Deferred financing costs	(6,106)	(48)
Security deposits and maintenance payments received	39,932	34,960
Security deposits and maintenance payments returned	(24,403)	(2,087)
Dividends paid	(21,500)	(10,500)
Net cash and cash equivalents provided by financing activities	65,481	52,207
Net (decrease) increase in cash and cash equivalents:	(55,822)	34,627
Cash and cash equivalents at beginning of period	279,052	129,977

Cash and cash equivalents at end of period	$223,230	$164,604
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$29,342	$25,937
Cash (received) paid for income taxes	$(316)	$13
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$28,817	$7,318
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$4,567	$1,273
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$1,289	$6,310
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2025	17,840	$—	400	$—	$2,378,774	$146,613	$2,525,387
Net income	—	—	—	—	—	49,287	49,287
Common share dividends	—	—	—	—	—	(30,784)	(30,784)

Balance, May 31, 2025	17,840	$—	400	$—	$2,378,774	$165,116	$2,543,890

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Net income	—	—	—	—	—	16,081	16,081
Balance, May 31, 2024	15,564	$—	400	$—	$2,078,774	$71,081	$2,149,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of May 31, 2025, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
May 31, 2025
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASC 740”). ASC 740 enhances the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires disclosure of specific categories in the rate reconciliation, using both percentages and reporting currency amounts, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and individual jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, and will be adopted by the Company for the year ended February 28, 2026. The amendments in ASU 2023-09 should be applied on a prospective basis; however, retrospective application to all prior periods presented in the annual financial statements is permitted. The Company does not anticipate that the adoption of the standard will have a material impact on our consolidated financial statements.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of May 31, 2025 and February 28, 2025, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at May 31, 2025 Using Fair Value Hierarchy
	Fair Value as of May 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$223,230	$223,230	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	5,340	1,442	—	3,898	Market/Income

Total investments, at fair value	$10,369	$1,442	$—	$8,927

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025

		Fair Value Measurements at February 28, 2025 Using Fair Value Hierarchy
	Fair Value as of February 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$279,052	$279,052	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	4,883	985	—	3,898	Market/Income

Total investments, at fair value	$9,912	$985	$—	$8,927
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
For the three months ended May 31, 2025, we had no transfers into or out of Level 3.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
The carrying amounts and fair values of our financial instruments at May 31, 2025 and February 28, 2025, were as follows:

	May 31, 2025		February 28, 2025

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$10,369	$10,369	$9,912	$9,912
Other investments, net	728	728	4,916	4,916

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$150,000	$150,000
Secured Term Financings	116,663	108,886	509,104	513,161
Unsecured Term Financings	600,000	600,000	—	—
Senior Notes	4,350,000	4,349,387	4,350,000	4,387,341
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended May 31, 2025, the Company recorded transactional impairment charges totaling $5.1 million related to engine redeliveries and 1 aircraft lease termination. The Company recognized $18.7 million of revenue related to maintenance, security deposits, and the reversal of lease incentive liabilities for these engines and aircraft during the three months ended May 31, 2025.
Recoverability Assessment
We perform a recoverability assessment of all our aircraft and other flight equipment on a quarterly basis and annually during the third quarter of each fiscal year.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the three months ended May 31, 2025:

Amount
Balance at February 28, 2025	$7,644,867
Additions	500,425
Depreciation	(95,236)
Disposals and transfers to net investment in leases and held for sale	(151,423)
Impairments	(5,066)

Balance at May 31, 2025	$7,893,567

Accumulated depreciation	$1,855,110
Update on Russian Aircraft
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed insurance policies (“C&P Policies”) seeking indemnity.
During the years ended February 28, 2025 and February 29, 2024, the Company received aggregate cash settlement proceeds of $92.7 million in settlement of certain of the Company’s claims under the Russian airlines’ insurance and the Company’s C&P Policies.
The receipt of the insurance proceeds serve to mitigate, in part, the Company’s losses under its aviation insurance policies. The Company remains in settlement discussions with some of the remaining insurers under its C&P Policies. However, the collection, timing and amount of any future recoveries, including those related to insurance litigation, remain uncertain. Accordingly, at this time, the Company can give no assurance as to when or what amounts it may ultimately collect with respect to these matters.
Subsequent to May 31, 2025, the Company entered into a settlement agreement with certain additional C&P insurers for an aggregate settlement amount of $14.7 million, which will be recognized in its consolidated statement of income in the second quarter of 2025.
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at May 31, 2025, were as follows:

Year Ending February 28/29,	Amount(1)
2026 (Remainder of fiscal year)	$547,634
2027	663,409
2028	570,072
2029	491,429
2030	397,504
Thereafter	1,143,151
Total	$3,813,199
_______________
(1)Reflects impact of lessee lease rental deferrals.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
At May 31, 2025 and February 28, 2025, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $28.0 million and $34.8 million, respectively.
Note 5. Net Investment in Leases, Net
At May 31, 2025 and February 28, 2025, our net investment in leases consisted of 14 aircraft. The components of our net investment in leases at May 31, 2025 and February 28, 2025, were as follows:

	May 31, 2025	February 28, 2025
Lease receivable	$116,820	$121,202
Unguaranteed residual value of flight equipment	145,578	142,849
Net investment leases	262,398	264,051
Allowance for credit losses	(6,644)	(6,802)
Net investment in leases, net	$255,754	$257,249
At May 31, 2025, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$8,836
2027	25,236
2028	26,239
2029	25,970
2030	22,867
Thereafter	42,213
Total lease payments to be received	151,361
Present value of lease payments - lease receivable	(116,820)
Difference between undiscounted lease payments and lease receivable	$34,541
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of May 31, 2025 and February 28, 2025, was as follows:

	May 31, 2025			February 28, 2025
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	66		27%	67	28%
Europe	88		27%	99	30%
Middle East and Africa	14		5%	11	5%
North America	64		30%	58	26%
South America	31		11%	29	11%
Off-lease	1	(1)	—%	1	—%
Total	264		100%	265	100%
_______________
(1)We currently have 1 narrow-body freighter aircraft that we are marketing for lease or sale.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
The following table sets forth individual countries representing at least 10% of our Net Book Value as of May 31, 2025 and February 28, 2025:

	May 31, 2025			February 28, 2025
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$1,559,598	20%	7	$1,223,496	16%	7
India	997,688	13%	3	1,046,978	14%	3
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended May 31,
Region	2025	2024
Asia and Pacific	27%	28%
Europe	30%	31%
Middle East and Africa	5%	5%
North America	28%	23%
South America	10%	13%

Total	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended May 31,
	2025		2024
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	1	11%	2	15%
For the three months ended May 31, 2025, the United States comprised 23% of total revenue. Total revenue attributable to the United States included $26.6 million from gains on sale or disposition of flight equipment.
For the three months ended May 31, 2024, South Korea and India comprised 12% and 10% of total revenue, respectively. Total revenue attributable to South Korea included $18.0 million of maintenance revenue as a result of a scheduled aircraft lease expiration.
Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 8 aircraft with a Net Book Value of $241.2 million at May 31, 2025.

Amount
Balance at February 28, 2025	$45,813
Earnings of unconsolidated equity method investment, net of tax	393
Balance at May 31, 2025	$46,206
On May 15, 2025, the Company received $1.0 million from our equity method investee as full repayment of the aggregate principal amount outstanding under a loan agreement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At May 31, 2025				At February 28, 2025
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Secured Term Financings(1)	$116,663	4	2.36% to 4.14%	11/30/31 to 06/27/32	$509,104
Less: Debt issuance costs and discounts	(2,055)				(6,495)

Total secured debt financings, net of debt issuance costs and discounts	114,608				502,609

Unsecured Debt Financings:
Senior Notes due 2025	650,000		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
Senior Notes due 2030	500,000		5.25%	03/15/30	500,000
Senior Notes due 2031	500,000		5.75%	10/01/31	500,000
Unsecured Term Loan	600,000		5.66%	04/28/30	—
Revolving Credit Facilities	20,000		6.46%	01/31/27	150,000
Less: Debt issuance costs and discounts	(50,323)				(47,219)

Total unsecured debt financings, net of debt issuance costs and discounts	4,919,677				4,452,781

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,034,285				$4,955,390

(1)The borrowings under these financings at May 31, 2025, have a weighted average fixed rate of interest of 3.10%.
Secured Debt Financings
Secured Term Financings
On May 12, 2025, we repaid in full the $391.6 million outstanding principal amount of one of our term financings secured by 17 aircraft, and $5.5 million of accrued interest. The secured term financing had a final stated maturity date of November 21, 2029. We recognized a $3.0 million loss on the early extinguishment of debt related to the write-off of unamortized financing costs.
Unsecured Debt Financings
Unsecured Term Loan
On April 28, 2025, Aircastle Advisor, LLC (“AALLC”), a wholly-owned subsidiary of the Company, entered into a credit agreement with the lender parties thereto (the “Unsecured Term Loan Credit Agreement”) providing for a $600.0 million unsecured term loan (the “Unsecured Term Loan”). The Unsecured Term Loan bears interest at a floating rate under the Term Secured Overnight Funding Rate (“SOFR”) (as defined in the Unsecured Term Loan Credit Agreement) plus 1.40% per annum and matures on April 28, 2030. Prior to April 28, 2026, the total credit commitment under the

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
Unsecured Term Loan can be increased up to a maximum amount of $700.0 million. The Unsecured Term Loan Credit Agreement contains, among other customary provisions, a $1.1 billion minimum net worth covenant, a 2.0:1.0 minimum interest coverage ratio covenant, and a 1.25:1.0 minimum unencumbered asset ratio. The Company and Aircastle (Ireland) Designated Activity Company, a wholly-owned subsidiary of the Company, agreed to fully and unconditionally guarantee AALLC’s obligations under the Unsecured Term Loan Credit Agreement.
Revolving Credit Facilities
As of May 31, 2025, we had $20.0 million outstanding under our revolving credit facilities and had $2.1 billion available for borrowing.
As of May 31, 2025, we were in compliance with all applicable covenants in our financings.
AALLC Guarantees
In connection with AALLC entering into the Unsecured Term Loan Credit Agreement, AALLC agreed to fully and unconditionally guarantee (the “AALLC Guarantees”) the Company’s obligations under its: (i) revolving credit facilities; (ii) 5.250% Senior Notes due 2025; (iii) 4.250% Senior Notes due 2026; (iv) 2.850% Senior Notes due 2028; (v) 6.500% Senior Notes due 2028; (vi) 5.950% Senior Notes due 2029; (vii) 5.25% Senior Notes due 2030, and (viii) 5.75% Senior Notes due 2031 (collectively, the “Existing Unsecured Debt”). As a result of the AALLC Guarantees, the Unsecured Term Loan ranks pari passu in right of payment with the Existing Unsecured Debt.
Note 9. Shareholders' Equity
Common Share Dividends
On March 17, 2025, the Company paid a dividend to its Shareholders in the amount of $11.0 million, which was accrued as of February 28, 2025. The common share dividend was approved by the Company’s Board of Directors and the Shareholders.
On June 11, 2025, the Company paid a dividend to its Shareholders in the amount of $30.8 million, which was accrued as of May 31, 2025. The common share dividend was approved by the Company’s Board of Directors and the Shareholders.
Preference Share Dividends
On March 17, 2025, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was accrued as of February 28, 2025. The preference share dividend was approved by the Company’s Board of Directors.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.1 million and $2.4 million during the three months ended May 31, 2025 and 2024, respectively, whereby our Shareholders provide certain management and administrative services to the Company.
Note 11. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned. On December 18, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (the “Bermuda CIT Act”), which imposes a 15% corporate current income tax (the “Bermuda CIT”) effective for tax years beginning on or after January 1, 2025. Accordingly, the Company is subject to the Bermuda CIT with respect to its fiscal year beginning March 1, 2025, and subsequent years.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three months ended May 31, 2025 and 2024, were as follows:

	Three Months Ended May 31,
	2025	2024
U.S. operations	$10,090	$4,996
Non-U.S. operations	51,525	14,138
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$61,615	$19,134
Our U.S.-based aircraft-owning subsidiary is taxed in the United States. Our non U.S.-based aircraft-owning subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes.
We have a U.S.-based subsidiary which provides management services to our subsidiaries and is subject to U.S. federal, state and local income taxes. We also have Ireland and Singapore-based subsidiaries which provide management services to our non-U.S. subsidiaries and are subject to tax in those respective jurisdictions.
We recognized income tax provisions of $12.7 million and $3.6 million for the three months ended May 31, 2025 and 2024, respectively. Our effective tax rate for the three months ended May 31, 2025 and 2024, was 20.6% and 18.7%, respectively. The increase in our effective tax rate is primarily attributable to the mix of profits between the various jurisdictions in which we operate.
Ireland and Bermuda Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill did not have a significant impact on our consolidated financial statements for the three months ended May 31, 2025.
On December 18, 2023, Bermuda enacted the Bermuda CIT Act, which imposes the 15% Bermuda CIT that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. The Company has appropriately considered the impact of the Bermuda CIT and its impact on current and deferred income taxes.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended May 31,
	2025	2024
Interest on borrowings and other liabilities	$66,277	$61,867
Amortization of deferred financing fees and debt discount	4,470	4,343
Interest expense	70,747	66,210
Less: Interest income	(1,906)	(735)
Less: Capitalized interest	—	(662)

Interest, net	$68,841	$64,813

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
Note 13. Commitments and Contingencies
Rent expense, for office space leased in Stamford, Connecticut, Dublin, Ireland and Singapore was $0.5 million and $0.5 million for the three months ended May 31, 2025 and 2024, respectively.
As of May 31, 2025, future minimum lease payments relating to our non-cancelable office leases were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$2,084
2027	2,772
2028	2,803
2029	2,010
2030	1,201
Thereafter	15,111
Total	$25,981
At May 31, 2025, we had commitments to purchase 23 aircraft for $1.2 billion.
At May 31, 2025, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$429,234
2027	607,951
2028	162,991
2029	—
2030	—
Thereafter	—
Total	$1,200,176
Note 14. Other Assets
Other assets consisted of the following as of May 31, 2025 and February 28, 2025:

	May 31, 2025	February 28, 2025
Deferred income tax asset	$78	$78
Lease incentives and premiums, net of accumulated amortization of $78,707 and $73,915, respectively	35,592	43,285
Flight equipment held for sale	9,935	56,983
Aircraft purchase deposits and Embraer E-2 progress payments	29,780	30,166
Right-of-use asset(1)	14,287	14,655
Deferred rent receivable, net(2)	3,243	20,086
Investments, at fair value(3)	10,369	9,912
Other investments, net(2)(3)	728	4,916
Other assets	98,010	93,440

Total other assets	$202,022	$273,521
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses – see Note 15.
(3)See Note 2.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2025
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the three months ended May 31, 2025, was as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 28, 2025	$6,802	$4,099	$10,271	$21,172
Provision for credit losses	(158)	—	300	142
Write-offs	—	(4,099)	(10,571)	(14,670)

Balance at May 31, 2025	$6,644	$—	$—	$6,644

During the three months ended May 31, 2025, the allowance for credit losses related to our other investments and deferred rent receivables was written off, as the associated customer filed for Chapter 11 bankruptcy protection.
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of May 31, 2025 and February 28, 2025:

	May 31, 2025	February 28, 2025
Accounts payable, accrued expenses and other liabilities	$31,696	$51,889
Dividends payable	30,784	21,500
Deferred income tax liability	126,691	118,712
Accrued interest payable	74,543	37,607
Lease liability	16,764	17,480
Lease discounts, net of amortization of $25,230 and $21,707, respectively	75,206	47,944
Total accounts payable, accrued expenses and other liabilities	$355,684	$295,132
Note 17. Subsequent Events
Subsequent to May 31, 2025, the Company entered into a settlement agreement with certain additional C&P insurers for an aggregate settlement amount of $14.7 million. See Note 3 for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended February 28, 2025. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “enable,” “intends,” “plans,” “positions,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results being materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K for the year ended February 28, 2025. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
As of May 31, 2025, we owned and managed on behalf of our joint venture 272 aircraft leased to 78 airline customers located in 47 countries. The Net Book Value of our fleet was $8.1 billion as of May 31, 2025. The weighted average age of our fleet was 8.9 years, and the weighted average remaining lease term was 5.6 years. The weighted average utilization rate of our fleet was over 99% for the three months ended May 31, 2025. During the three months ended May 31, 2025, we purchased 12 aircraft and sold 14 aircraft and other flight equipment. As of May 31, 2025, we had commitments to purchase 23 aircraft for $1.2 billion, with deliveries through December 2027, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $259.8 million, $49.3 million and $231.9 million, respectively, for the three months ended May 31, 2025. Cash flow provided by operating activities was $127.9 million for the three months ended May 31, 2025. The Company’s financial performance reflects strong global passenger demand for air travel, as well as robust demand for our aircraft driven by ongoing delivery delays and supply chain challenges faced by Original Equipment Manufacturers. Increased lease extension requests and strong gains from aircraft and engine sales also contributed positively to our financial results.
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
Although recent tariff announcements have introduced some volatility to the global aviation sector, we believe that the current operating environment for airlines continues to be favorable for us and the wider commercial aircraft leasing industry. We believe our portfolio, which is primarily comprised of new technology and mid-life, narrow-body aircraft, will remain attractive for our airline customers, enabling them to respond to the growing demand of global air travel. As a leading secondary market investor, we believe that our long-standing business strategy of maintaining conservative leverage and limiting long-term financial commitments positions us well to take advantage of new investment opportunities as they arise.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than 30 years of relevant industry experience and has effectively enabled us to manage through prior downturns in the aviation industry, such as the COVID-19 pandemic, the 2008 global financial crisis, and the September 11, 2001 terror attacks. We continue to closely monitor the ongoing geopolitical developments in the Middle East; our airline customers located in the Middle East comprised 5% of both our Net Book Value and lease rental revenue as of and for the three months ended May 31, 2025. See Item 1A. “Risk Factors – Risks Related to Our Operations – Events outside of our control, including economic downturns, the threat or realization of epidemic or pandemic diseases, terrorist attacks, war or armed hostilities between countries or non-state actors, and natural disasters may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, and may ultimately impact our business” in our Annual Report on Form 10-K for the year ended February 28, 2025.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of July 1, 2025, total liquidity of $2.6 billion included $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2026.

Acquisitions and Sales
During the three months ended May 31, 2025, we purchased 12 aircraft for $464.8 million. As of May 31, 2025, we had commitments to purchase 23 aircraft for $1.2 billion, with delivery through December 2027, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of July 1, 2025, we have purchased 4 additional aircraft and have commitments to purchase 22 aircraft for $1.1 billion.
During the three months ended May 31, 2025, we sold 14 aircraft and other flight equipment for net proceeds of $226.8 million and recognized gains on the sale or disposition of flight equipment totaling $30.3 million. As of July 1, 2025, we have sold 1 additional aircraft.
Fiscal Year 2025 Lease Expirations and Lease Placements
As of July 1, 2025, we had 1 off-lease aircraft and 6 aircraft with a lease expiring in fiscal year 2025, which combined account for approximately 1% of our Net Book Value at May 31, 2025, remaining to be placed or sold. Of these 7 aircraft, we expect to transition 3 aircraft to a new lessee and sell or part out the other 4 aircraft.
Fiscal Years 2026 to 2029 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2026 to 2029, representing the percentage of our Net Book Value as of May 31, 2025, specified below:
•2026: 32 aircraft, representing 10%;
•2027: 35 aircraft, representing 10%;
•2028: 32 aircraft, representing 9%; and
•2029: 36 aircraft, representing 12%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.6 billion in equity capital from private and public investors. We also have raised $23.8 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization market and Japanese Operating Lease with Call Option financings, which have been originated by Marubeni. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us on behalf of our joint venture as of May 31, 2025 and 2024:

	As of May 31,
	2025	2024
Owned Aircraft	(Dollars in millions)
Net Book Value of Flight Equipment	$8,149	$7,327
Net Book Value of Unencumbered Flight Equipment	$8,029	$5,958
Number of Aircraft	264	250
Number of Unencumbered Aircraft	260	212
Number of Lessees	77	76
Number of Countries	47	44
Weighted Average Age (years)(1)	8.9	9.6
Weighted Average Remaining Lease Term (years)(1)	5.6	5.2
Weighted Average Fleet Utilization during the First Quarter(2)	99.5%	99.1%
Portfolio Yield for the First Quarter(3)	9.4%	9.2%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$241	$268
Number of Aircraft	8	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percentage of total days in period weighted by Net Book Value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percentage of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of May 31, 2025			Owned Aircraft as of May 31, 2024
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	83		46%	61	37%
Narrow-body - current technology	161		45%	165	50%
Wide-body - current technology	14		7%	17	10%

Total Passenger	258		98%	243	97%
Freighter - current technology	6		2%	7	3%
Total	264		100%	250	100%

Manufacturer
Airbus	172		65%	165	66%
Boeing	71		28%	66	26%
Embraer	21		7%	19	8%
Total	264		100%	250	100%

Regional Diversification
Asia and Pacific	66		27%	65	27%
Europe	88		27%	91	30%
Middle East and Africa	14		5%	10	5%
North America	64		30%	49	23%
South America	31		11%	32	14%
Off-lease	1	(2)	—%	3	1%

Total	264		100%	250	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, 737-MAX9, and Embraer E2 aircraft.
(2)    We currently have 1 narrow-body freighter aircraft that we are marketing for lease or sale.

The top ten customers for our owned aircraft at May 31, 2025, were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	10.2%	17
United	United States	7.5%	12
KLM	Netherlands	5.1%	13
Frontier Airlines	United States	4.5%	7
LATAM	Chile	4.1%	11
American Airlines	United States	4.0%	13
Lion Air(1)	Indonesia	3.3%	10
Viva Aerobus	Mexico	3.2%	7
Aerolineas Argentinas	Argentina	2.9%	7
easyJet	United Kingdom	2.8%	12
Total top ten customers		47.6%	109
All other customers		52.4%	155
Total all customers		100.0%	264

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended May 31, 2025, as compared to the three months ended May 31, 2024:

	Three Months Ended May 31,
	2025	2024
	(Dollars in thousands)
Revenues:
Lease rental revenue	$183,043	$162,570
Direct financing and sales-type lease revenue	5,142	5,457
Amortization of lease premiums, discounts and incentives	2,766	(6,649)
Maintenance revenue	38,132	42,149
Total lease revenue	229,083	203,527
Gain on sale or disposition of flight equipment	30,289	1,010
Other revenue	472	636
Total revenues	259,844	205,173
Operating expenses:
Depreciation	95,816	89,358
Interest, net	68,841	64,813
Selling, general and administrative	20,691	22,055
Provision for credit losses	142	(145)
Impairment of flight equipment	5,066	5,211
Maintenance and other costs	4,244	4,443
Total operating expenses	194,800	185,735

Other expense:
Loss on extinguishment of debt	(2,973)	—
Other	(456)	(304)

Total other expense	(3,429)	(304)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	61,615	19,134
Income tax provision	12,721	3,572
Earnings of unconsolidated equity method investment, net of tax	393	519

Net income	$49,287	$16,081
Revenues
Total revenues increased $54.7 million, attributable to:
Lease rental revenue increased $20.5 million, primarily attributable to an increase of $40.4 million related to 61 aircraft purchased since March 1, 2024.
This was partially offset by:
•an $18.3 million decrease related to the sale of 39 aircraft since March 1, 2024; and
•a $1.6 million decrease due to lease extensions, amendments, transitions and other changes.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended May 31,
	2025	2024
	(Dollars in thousands)
Amortization of lease premiums	$(1,887)	$(3,242)
Amortization of lease discounts	3,523	694
Amortization of lease incentives	1,130	(4,101)

Amortization of lease premiums, discounts and incentives	$2,766	$(6,649)
The amortization of lease discounts increased $2.8 million due to the acquisition of aircraft.
The amortization of lease incentives decreased $5.2 million primarily due to the reversal of lease incentive liabilities related to 2 engine redeliveries.
Maintenance revenue. For the three months ended May 31, 2025 and 2024, we recorded $38.1 million and $42.1 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries.
Gain on sale or disposition of flight equipment. During the three months ended May 31, 2025, we sold 14 aircraft and other flight equipment for gains totaling $30.3 million.
During the three months ended May 31, 2024, we sold 2 aircraft and other flight equipment for gains totaling $1.0 million.
Operating expenses
Total operating expenses increased $9.1 million, attributable to:
Depreciation expense increased $6.5 million, primarily attributable to an increase of $15.8 million related to 57 aircraft acquired since March 1, 2024. This increase was partially offset by a decrease of $9.9 million related to 39 aircraft sold since March 1, 2024.
Interest, net increased $4.0 million due to a higher average cost of borrowing and a higher weighted average debt outstanding of $273.1 million.
Impairment of flight equipment. During the three months ended May 31, 2025, the Company recorded transactional impairment charges totaling $5.1 million related to engine redeliveries and 1 aircraft lease termination. The Company recognized $18.7 million of revenue related to maintenance, security deposits, and the reversal of lease incentive liabilities for these engines and aircraft during the three months ended May 31, 2025.
During the three months ended May 31, 2024, the Company recorded a transactional impairment charge of $5.2 million related to a scheduled aircraft lease expiration. The Company recognized $18.0 million of maintenance revenue for this aircraft during the three months ended May 31, 2024.
Other expense
Total other expense increased by $3.1 million. During the three months ended May 31, 2025, we recognized a $3.0 million loss on the early extinguishment of one of our secured term financings and the related write-off of unamortized financing costs.
Income tax provision
Our income tax provision was $12.7 million and $3.6 million, and our effective tax rate was 20.6% and 18.7% for the three months ended May 31, 2025 and 2024, respectively. The increase in the income tax provision is primarily attributable to the mix of profits between the various jurisdictions in which we operate.

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
LIQUIDITY AND CAPITAL RESOURCES
Our business is very capital intensive, requiring significant investments in order to expand our fleet and to maintain and improve our existing portfolio. Our operations have historically generated a significant amount of cash, primarily from lease rentals and maintenance collections. We have also met our liquidity and capital resource needs by utilizing several sources over time, including:
•unsecured indebtedness, including our current unsecured revolving credit facilities, unsecured term financings and senior notes;
•various forms of borrowing secured by our aircraft, including term financings and limited recourse securitization financings for new aircraft acquisitions;
•asset sales; and
•issuance of common and preference shares.
Going forward, we expect to continue to seek liquidity from these sources and other sources, subject to pricing and conditions we consider satisfactory.
During the three months ended May 31, 2025, we met our liquidity and capital resource needs with $127.9 million of cash flows from operations and $226.8 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of May 31, 2025, the weighted average maturity of our secured and unsecured debt financings was 3.3 years, and we were in compliance with all applicable covenants. In addition, 98% of our total debt is unsecured and $8.0 billion of our Net Book Value is unencumbered.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of July 1, 2025, total liquidity of $2.6 billion included $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2026. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Three Months Ended May 31,
	2025	2024
	(Dollars in thousands)
Net cash flow provided by operating activities	$127,872	$147,004
Net cash flow used in investing activities	(249,175)	(164,584)
Net cash flow provided by financing activities	65,481	52,207
Operating Activities:
Cash flow provided by operating activities was $127.9 million and $147.0 million for the three months ended May 31, 2025 and 2024, respectively. The decrease is attributable to lower end of lease cash maintenance payments due to fewer aircraft returns during the three months ended May 31, 2025, as well as higher cash paid for interest.
Investing Activities:
Cash flow used in investing activities was $249.2 million and $164.6 million for the three months ended May 31, 2025 and 2024, respectively. The net increase of $84.6 million was primarily attributable to an increase of $254.7 million in the acquisition and improvement of flight equipment during the three months ended May 31, 2025. Additionally, cash proceeds were higher from the sale or disposition of aircraft and other flight equipment during the three months ended May 31, 2025, by $201.4 million.
Financing Activities:
Cash flow provided by financing activities was $65.5 million and $52.2 million for the three months ended May 31, 2025 and 2024, respectively. The increase of $13.3 million was primarily attributable to a $47.7 million increase in borrowings from secured and unsecured financings, net of repayments, during the three months ended May 31, 2025. These inflows were offset by a $17.3 million increase in maintenance and security deposits returned, net of receipts, and an $11.0 million increase in dividends paid.
Debt Obligations
For complete information on our debt obligations, see Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $7.3 billion at May 31, 2025, from $6.7 billion at February 28, 2025, due to higher aircraft purchase commitments, outstanding debt and interest obligations.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended May 31, 2025 and 2024, we incurred a total of $13.7 million and $9.0 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of May 31, 2025, the weighted average age by Net Book Value of our aircraft was approximately 8.9 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Our leases may require the lessee to make periodic payments to us during the lease term to provide reserves for future major maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, such as in the event of a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors – Risks Related to Our Leases – If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 28, 2025.
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing. We hold a 25% equity interest in this entity, which was established to help expand our base of new business opportunities. As of May 31, 2025, the Net Book Value of its 8 aircraft was $241.2 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At May 31, 2025, approximately 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended May 31, 2025, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $6.2 million in U.S. dollar equivalents and represented approximately 27% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended May 31, 2025 and 2024, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended May 31, 2025 and 2024:

	Three Months Ended May 31,
	2025	2024

Net income	$49,287	$16,081
Depreciation	95,816	89,358
Amortization of lease premiums, discounts and incentives	(2,766)	6,649
Interest, net	68,841	64,813
Income tax provision	12,721	3,572

EBITDA	$223,899	$180,473
Adjustments:
Impairment of flight equipment	5,066	5,211
Loss on extinguishment of debt	2,973	—
Adjusted EBITDA	$231,938	$185,684
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
As of May 31, 2025, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $5.1 million and $5.1 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2025. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended February 28, 2025, as filed with the SEC.
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

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.2	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.3	Certificate of Designations, dated June 8, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

4.2	Guarantee Supplemental Indenture (6.500% Senior Notes due 2028), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee. *

4.3	Guarantee Supplemental Indenture (4.250% Senior Notes due 2026), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee. *

4.4	Guarantee Supplemental Indenture (5.250% Senior Notes due 2025), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee. *

4.5	Guarantee Supplemental Indenture (5.950% Senior Notes due 2029), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee. *

4.6	Guarantee Supplemental Indenture (2.850% Senior Notes due 2028), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee. *

4.7
Guarantee Supplemental Indenture (5.750% Senior Notes due 2031), dated as of April 28, 2025, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee. *

4.8
Guarantee Supplemental Indenture (5.250% Senior Notes due 2030), dated as of April 28, 2025, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee. *

10.1
Credit Agreement, dated as of April 28, 2025, among Aircastle Advisor LLC, as borrower, MUFG Bank, Ltd. and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as joint lead arrangers, the lenders party thereto from time to time, MUFG Bank, Ltd., as agent, and Industrial and Commercial Bank of China Limited, New York Branch, as senior managing agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025). ØØ

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2025 and February 28, 2025; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended May 31, 2025 and 2024; (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 31, 2025 and 2024; and (v) Notes to Unaudited Consolidated Financial Statements.*

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
Dated: July 10, 2025

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer