Form 10-Q
period 2025-08-31
Aircastle LTD
filed 2025-10-09
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 1, 2025, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	August 31, 2025	February 28, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$147,343	$279,052
Accounts receivable	12,111	9,662
Flight equipment held for lease, net	8,215,532	7,644,867
Net investment in leases, net	254,404	257,249
Unconsolidated equity method investment	46,668	45,813
Other assets	208,903	273,521

Total assets	$8,884,961	$8,510,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$113,863	$502,609
Borrowings from unsecured financings, net	5,133,849	4,452,781
Accounts payable, accrued expenses and other liabilities	343,538	295,132
Lease rentals received in advance	65,620	68,120
Security deposits	69,277	82,477
Maintenance payments	568,191	583,658
Total liabilities	6,294,338	5,984,777

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at August 31, 2025 and February 28, 2025	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 shares issued and outstanding at August 31, 2025 and February 28, 2025	—	—
Additional paid-in capital	2,378,774	2,378,774
Retained earnings	211,849	146,613

Total shareholders’ equity	2,590,623	2,525,387

Total liabilities and shareholders’ equity	$8,884,961	$8,510,164
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Revenues:
Lease rental revenue	$190,116	$162,379	$373,159	$324,949
Direct financing and sales-type lease revenue	5,191	5,426	10,333	10,883
Amortization of lease premiums, discounts and incentives	(1,513)	(6,068)	1,253	(12,717)
Maintenance revenue	9,708	19,378	47,840	61,527

Total lease revenue	203,502	181,115	432,585	384,642
Gain on sale or disposition of flight equipment	23,889	35,416	54,178	36,426
Other revenue	119	137	591	773

Total revenues	227,510	216,668	487,354	421,841

Operating expenses:
Depreciation	96,762	87,675	192,578	177,033
Interest, net	70,529	62,424	139,370	127,237
Selling, general and administrative	24,247	20,090	44,938	42,145
Provision for credit losses	(116)	426	26	281
Impairment of flight equipment	31,153	5,761	36,219	10,972
Maintenance and other costs	3,977	4,096	8,221	8,539

Total operating expenses	226,552	180,472	421,352	366,207

Other (expense) income:
Gain (loss) on extinguishment of debt	—	285	(2,973)	285
Other	61,041	726	60,585	422

Total other income	61,041	1,011	57,612	707

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	61,999	37,207	123,614	56,341
Income tax provision	5,228	9,028	17,949	12,600
Earnings of unconsolidated equity method investment, net of tax	462	480	855	999

Net income	$57,233	$28,659	$106,520	$44,740

Preference share dividends	(10,500)	(10,500)	(10,500)	(10,500)

Net income available to common shareholders	$46,733	$18,159	$96,020	$34,240

Total comprehensive income available to common shareholders	$46,733	$18,159	$96,020	$34,240
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2025	2024
Cash flows from operating activities:
Net income	$106,520	$44,740
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	192,578	177,033
Amortization of deferred financing costs	9,129	8,590
Amortization of lease premiums, discounts and incentives	(1,253)	12,717
Deferred income taxes	13,329	9,438
Collections on net investment in leases	2,983	3,477
Security deposits, maintenance payments and insurance settlements included in earnings	(88,490)	(9,914)
Gain on sale or disposition of flight equipment	(54,178)	(36,426)
(Gain) loss on extinguishment of debt	2,973	(285)
Impairment of flight equipment	36,219	10,972
Provision for credit losses	26	281
Other	(859)	(1,008)
Changes in certain assets and liabilities:
Accounts receivable	(745)	(3,201)
Other assets	1,950	(4,690)
Accounts payable, accrued expenses and other liabilities	1,113	(19,235)
Lease rentals received in advance	(2,648)	12,414

Net cash and cash equivalents provided by operating activities	218,647	204,903
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(980,225)	(335,410)
Proceeds from sale or disposition of flight equipment	299,523	329,288
Proceeds from settlement of insurance claim	40,926	—
Proceeds from sale of investment in debt securities	10,128	—
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	(584)	(1,069)
Other	588	(293)
Net cash and cash equivalents used in investing activities	(629,644)	(7,484)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	300,000
Proceeds from secured and unsecured debt financings	1,590,489	1,048,200
Repayments of secured and unsecured debt financings	(1,298,264)	(1,289,386)
Debt extinguishment costs	—	285
Deferred financing costs	(12,005)	(4,961)
Security deposits and maintenance payments received	84,842	73,206
Security deposits and maintenance payments returned	(33,490)	(11,676)
Dividends paid	(52,284)	(10,500)
Net cash and cash equivalents provided by financing activities	279,288	105,168
Net (decrease) increase in cash and cash equivalents:	(131,709)	302,587
Cash and cash equivalents at beginning of period	279,052	129,977

Cash and cash equivalents at end of period	$147,343	$432,564
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$122,652	$128,754
Cash paid for income taxes	$109	$517

Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$45,848	$27,807
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$31,089	$47,607
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$7,289	$6,310
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2025	17,840	$—	400	$—	$2,378,774	$146,613	$2,525,387
Net income	—	—	—	—	—	49,287	49,287
Common share dividends	—	—	—	—	—	(30,784)	(30,784)

Balance, May 31, 2025	17,840	$—	400	$—	$2,378,774	$165,116	$2,543,890
Net income	—	—	—	—	—	57,233	57,233
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)

Balance, August 31, 2025	17,840	$—	400	$—	$2,378,774	$211,849	$2,590,623

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Net income	—	—	—	—	—	16,081	16,081
Balance, May 31, 2024	15,564	$—	400	$—	$2,078,774	$71,081	$2,149,855
Issuance of common shares	2,276	—	—	—	300,000	—	300,000
Net income	—	—	—	—	—	28,659	28,659
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2024	17,840	$—	400	$—	$2,378,774	$89,240	$2,468,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of August 31, 2025, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
August 31, 2025
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
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of August 31, 2025 and February 28, 2025, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at August 31, 2025 Using Fair Value Hierarchy
	Fair Value as of August 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$147,343	$147,343	$—	$—	Market
Investments, at fair value:
Investment in equity securities	$5,446	$1,548	$—	$3,898	Market/Income

Total investments, at fair value	$5,446	$1,548	$—	$3,898

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025

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
During the three months ended August 31, 2025, we sold certain notes received from our airline customers and, as a result, held no investments in debt securities that were measured at fair value as of August 31, 2025.
For the three and six months ended August 31, 2025, we had no transfers into or out of Level 3.
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
August 31, 2025
securities where there is no active market or there is limited market data (Level 3). The fair value of our senior notes is estimated using quoted market prices (Level 1), whereas all our other financings are valued using a discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).
The carrying amounts and fair values of our financial instruments at August 31, 2025 and February 28, 2025, were as follows:

	August 31, 2025		February 28, 2025

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$5,446	$5,446	$9,912	$9,912
Other investments, net	728	728	4,916	4,916

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$240,000	$240,000	$150,000	$150,000
Secured Term Financings	115,840	108,370	509,104	513,161
Unsecured Term Financings	600,000	600,000	—	—
Senior Notes	4,350,000	4,418,705	4,350,000	4,387,341
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended August 31, 2025, the Company recorded total impairment charges of $31.2 million. This amount includes $22.4 million related to aircraft leased to 2 customers who filed for bankruptcy protection. For these aircraft, the Company recognized $4.9 million of maintenance and lease rentals received in advance into revenue during the three months ended August 31, 2025. The remaining impairment charges relate to other flight equipment recorded within other assets that are subject to tear-down and parts sales programs and 1 converted narrow-body freighter aircraft.
During the six months ended August 31, 2025, the Company recorded total impairment charges of $36.2 million. In addition to the items recognized in the current quarter, this amount includes $5.1 million of transactional impairments recorded during the three months ended May 31, 2025, related to engine redeliveries and 1 aircraft lease termination. The Company recognized $18.7 million in revenue related to maintenance, security deposits and the reversal of lease incentive liabilities during the three months ended May 31, 2025.
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
August 31, 2025
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
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the six months ended August 31, 2025:

Amount
Balance at February 28, 2025	$7,644,867
Additions	1,026,899
Depreciation	(191,407)
Disposals and transfers to net investment in leases and held for sale	(232,569)
Impairments	(32,258)

Balance at August 31, 2025	$8,215,532

Accumulated depreciation	$1,901,384
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
During the three months ended August 31, 2025, the Company entered into settlement agreements with certain additional C&P insurers for an aggregate settlement amount of $55.7 million, which was recognized as a component of other income in its consolidated statements of income. Of this amount, $40.9 million was received in cash as of August 31, 2025, with the remaining $14.8 million collected after that date.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at August 31, 2025, were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$382,216
2027	715,477
2028	623,754
2029	541,843
2030	450,458
Thereafter	1,344,257
Total	$4,058,005
At August 31, 2025 and February 28, 2025, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $23.4 million and $34.8 million, respectively.
Note 5. Net Investment in Leases, Net
At August 31, 2025 and February 28, 2025, our net investment in leases consisted of 14 aircraft. The components were as follows:

	August 31, 2025	February 28, 2025
Lease receivable	$115,341	$121,202
Unguaranteed residual value of flight equipment	145,591	142,849
Net investment leases	260,932	264,051
Allowance for credit losses	(6,528)	(6,802)
Net investment in leases, net	$254,404	$257,249
At August 31, 2025, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$13,313
2027	26,559
2028	26,316
2029	25,970
2030	15,579
Thereafter	37,656
Total lease payments to be received	145,393
Present value of lease payments - lease receivable	(115,341)
Difference between undiscounted lease payments and lease receivable	$30,052

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of August 31, 2025 and February 28, 2025, was as follows:

	August 31, 2025		February 28, 2025
Region	Number of Aircraft	Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	67	26%	67	28%
Europe	85	25%	99	30%
Middle East and Africa	14	6%	11	5%
North America	73	33%	58	26%
South America	31	10%	29	11%
Off-lease	—	—%	1	—%
Total	270	100%	265	100%
The following table sets forth individual countries representing at least 10% of our Net Book Value as of August 31, 2025 and February 28, 2025:

	August 31, 2025			February 28, 2025
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$1,756,318	21%	8	$1,223,496	16%	7
India	1,051,769	13%	3	1,046,978	14%	3
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
Region	2025	2024	2025	2024
Asia and Pacific	26%	28%	27%	28%
Europe	27%	32%	28%	31%
Middle East and Africa	5%	4%	5%	5%
North America	30%	24%	29%	24%
South America	12%	12%	11%	12%

Total	100%	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended August 31,				Six Months Ended August 31,
	2025		2024		2025		2024
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	2	16%	2	14%	2	16%	2	15%

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
For the three months ended August 31, 2025, the United States and India comprised 24% and 11% of total revenue, respectively. Total revenue attributable to the United States included $18.7 million from gains on sale or disposition of flight equipment.
For the six months ended August 31, 2025, the United States and India comprised 23% and 10% of total revenue, respectively. Total revenue attributable to the United States included $45.3 million from gains on sale or disposition of flight equipment.
Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 8 aircraft with a Net Book Value of $238.1 million at August 31, 2025.

Amount
Balance at February 28, 2025	$45,813
Earnings of unconsolidated equity method investment, net of tax	855
Balance at August 31, 2025	$46,668
On May 15, 2025, the Company received $1.0 million from our equity method investee as full repayment of the aggregate principal amount outstanding under a loan agreement.
On August 18, 2025, we entered into a new loan agreement to provide our equity method investee with a $1.0 million unsecured loan facility, which bears interest at a rate of Term Secured Overnight Funding Rate (“SOFR”) (as defined in the loan agreement) plus 2% and is payable on August 18, 2026.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At August 31, 2025				At February 28, 2025
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Secured Term Financings(1)	$115,840	4	2.36% to 4.14%	11/30/31 to 06/27/32	$509,104
Less: Debt issuance costs and discounts	(1,977)				(6,495)

Total secured debt financings, net of debt issuance costs and discounts	113,863				502,609

Unsecured Debt Financings:
Senior Notes due 2025(2)	—		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
5.250% Senior Notes due 2030	500,000		5.25%	03/15/30	500,000
5.000% Senior Notes due 2030	650,000		5.00%	09/15/30	—
Senior Notes due 2031	500,000		5.75%	10/01/31	500,000
Unsecured Term Loan	600,000		5.72%	04/28/30	—
Revolving Credit Facilities	240,000		5.55% to 6.48%	01/31/27 to 02/08/28	150,000
Less: Debt issuance costs and discounts	(56,151)				(47,219)
Total unsecured debt financings, net of debt issuance costs and discounts	5,133,849				4,452,781

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,247,712				$4,955,390

(1)The borrowings under these financings at August 31, 2025, have a weighted average fixed rate of interest of 3.11%.
(2)Repaid on August 1, 2025 with no gain or loss on the early extinguishment of debt.
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
Unsecured Debt Financings
Unsecured Term Loan
On April 28, 2025, Aircastle Advisor, LLC (“AALLC”), a wholly-owned subsidiary of the Company, entered into a credit agreement with the lender parties thereto (the “Unsecured Term Loan Credit Agreement”) providing for a $600.0 million unsecured term loan (the “Unsecured Term Loan”). The Unsecured Term Loan bears interest at a floating rate under the Term SOFR (as defined in the Unsecured Term Loan Credit Agreement) plus 1.40% per annum and matures on

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
April 28, 2030. Prior to April 28, 2026, the total credit commitment under the Unsecured Term Loan can be increased up to a maximum amount of $700.0 million. The Unsecured Term Loan Credit Agreement contains, among other customary provisions, a $1.1 billion minimum net worth covenant, a 2.0:1.0 minimum interest coverage ratio covenant, and a 1.25:1.0 minimum unencumbered asset ratio. The Company and Aircastle (Ireland) Designated Activity Company, a wholly-owned subsidiary of the Company, agreed to fully and unconditionally guarantee AALLC’s obligations under the Unsecured Term Loan Credit Agreement.
5.000% Senior Notes due 2030
On July 17, 2025, the Company and AIDAC issued $650.0 million aggregate principal amount of 5.000% Senior Notes due 2030 (the “5.000% Senior Notes due 2030”) at an issue price of 99.306%. The Company’s and AIDAC’s obligations under the 5.000% Senior Notes due 2030 are fully and unconditionally guaranteed by AALLC. The 5.000% Senior Notes due 2030 will mature on September 15, 2030, and bear interest at a rate of 5.000% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. Interest accrues on the 5.000% Senior Notes due 2030 from July 17, 2025.
Revolving Credit Facilities
As of August 31, 2025, we had $240.0 million outstanding under our revolving credit facilities and had $1.9 billion available for borrowing.
As of August 31, 2025, we were in compliance with all applicable covenants in our financings.
AALLC Guarantees
In connection with AALLC entering into the Unsecured Term Loan Credit Agreement, AALLC agreed to fully and unconditionally guarantee (the “AALLC Guarantees”) the Company’s obligations under its: (i) revolving credit facilities; (ii) 5.250% Senior Notes due 2025; (iii) 4.250% Senior Notes due 2026; (iv) 2.850% Senior Notes due 2028; (v) 6.500% Senior Notes due 2028; (vi) 5.950% Senior Notes due 2029; (vii) 5.25% Senior Notes due 2030, (viii) 5.000% Senior Notes due 2030, and (ix) 5.75% Senior Notes due 2031 (collectively, the “Existing Unsecured Debt”). As a result of the AALLC Guarantees, the Unsecured Term Loan ranks pari passu in right of payment with the Existing Unsecured Debt.
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
On September 15, 2025, the Company paid a semi-annual dividend in the amount of $10.5 million for its preference shares, which was accrued as of August 31, 2025. The preference share dividend was approved by the Company’s Board of Directors.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $2.3 million and $2.1 million during the three months ended August 31, 2025 and 2024, respectively, and $4.4 million and $4.6 million during the six months ended August 31, 2025 and 2024, respectively, whereby our Shareholders provide certain management and administrative services to the Company.
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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three and six months ended August 31, 2025 and 2024, were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
U.S. operations	$(8,557)	$5,688	$1,533	$10,684
Non-U.S. operations	70,556	31,519	122,081	45,657
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$61,999	$37,207	$123,614	$56,341
Our U.S.-based aircraft-owning subsidiary is taxed in the United States. Our non U.S.-based aircraft-owning subsidiaries generally earn income from sources outside the United States and typically are not subject to U.S. federal, state or local income taxes.
We have Irish, Singapore and U.S.-based subsidiaries that provide management services to our Bermuda, Irish and U.S. aircraft owning subsidiaries, which are subject to taxes in those respective jurisdictions.
We recognized income tax provisions of $17.9 million and $12.6 million for the six months ended August 31, 2025 and 2024, respectively. Our effective tax rate for the six months ended August 31, 2025 and 2024, was 14.5% and 22.4%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits between the various jurisdictions in which we operate, primarily driven by lower U.S. earnings and the utilization of Bermuda net operating losses.
Ireland, Bermuda and U.S. Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill did not have a significant impact on our consolidated financial statements for the three and six months ended August 31, 2025.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA introduces an increased tax deduction for interest expense and a 100% bonus depreciation on U.S. leased assets. The Company does not anticipate these changes will have a material impact on its consolidated financial statements.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024
Interest on borrowings and other liabilities	$68,624	$61,762	$134,901	$123,629
Amortization of deferred financing fees and debt discount	4,659	4,247	9,129	8,590
Interest expense	73,283	66,009	144,030	132,219
Less: Interest income	(2,754)	(3,585)	(4,660)	(4,320)
Less: Capitalized interest	—	—	—	(662)

Interest, net	$70,529	$62,424	$139,370	$127,237
Note 13. Commitments and Contingencies
Rent expense, for office space leased in Stamford, Connecticut, Dublin, Ireland and Singapore was $0.4 million and $0.5 million for the three months ended August 31, 2025 and 2024, respectively, and $0.9 million and $1.0 million for the six months ended August 31, 2025 and 2024, respectively.
As of August 31, 2025, future minimum lease payments relating to our non-cancelable office leases were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$1,592
2027	3,201
2028	3,232
2029	2,438
2030	1,629
Thereafter	15,795
Total	$27,887
At August 31, 2025, we had commitments to purchase 20 aircraft for $1.0 billion.
At August 31, 2025, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$186,834
2027	607,951
2028	162,991
2029	—
2030	—
Thereafter	—
Total	$957,776

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
Note 14. Other Assets
Other assets consisted of the following as of August 31, 2025 and February 28, 2025:

	August 31, 2025	February 28, 2025
Deferred income tax asset	$20	$78
Lease incentives and premiums, net of accumulated amortization of $80,370 and $73,915, respectively	32,121	43,285
Flight equipment held for sale	11,246	56,983
Aircraft purchase deposits and Embraer E-2 progress payments	33,785	30,166
Right-of-use asset(1)	13,919	14,655
Deferred rent receivable, net(2)	—	20,086
Investments, at fair value(3)	5,446	9,912
Other investments, net(2)(3)	728	4,916
Other assets	111,638	93,440

Total other assets	$208,903	$273,521
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the six months ended August 31, 2025, was as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 28, 2025	$6,802	$4,099	$10,271	$21,172
Provision for credit losses	(274)	—	300	26
Write-offs	—	(4,099)	(10,571)	(14,670)

Balance at August 31, 2025	$6,528	$—	$—	$6,528

During the six months ended August 31, 2025, the allowance for credit losses related to our other investments and deferred rent receivables was written off, as the associated customer filed for bankruptcy protection.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2025
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of August 31, 2025 and February 28, 2025:

	August 31, 2025	February 28, 2025
Accounts payable, accrued expenses and other liabilities	$48,391	$51,889
Dividends payable	10,500	21,500
Deferred income tax liability	131,984	118,712
Accrued interest payable	49,836	37,607
Lease liability	15,891	17,480
Lease discounts, net of amortization of $29,149 and $21,707, respectively	86,936	47,944
Total accounts payable, accrued expenses and other liabilities	$343,538	$295,132

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
As of August 31, 2025, we owned and managed on behalf of our joint venture 278 aircraft leased to 75 airline customers located in 46 countries. The Net Book Value of our fleet was $8.5 billion as of August 31, 2025. The weighted average age of our fleet was 8.6 years, and the weighted average remaining lease term was 5.7 years. The weighted average utilization rate of our fleet was over 99% for the six months ended August 31, 2025. During the six months ended August 31, 2025, we purchased 23 aircraft and sold 18 aircraft and other flight equipment. As of August 31, 2025, we had commitments to purchase 20 aircraft for $1.0 billion, with deliveries through December 2027, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $487.4 million, $106.5 million and $494.4 million, respectively, for the six months ended August 31, 2025. Cash flow provided by operating activities was $218.6 million for the six months ended August 31, 2025. The Company’s financial performance reflects strong global passenger demand for air travel, as well as robust demand for our aircraft resulting from ongoing delivery delays and supply chain disruptions experienced by Original Equipment Manufacturers. Sustained levels of lease extension requests, together with strong gains from aircraft and engine sales, contributed positively to our financial results.
Growth in commercial air traffic has been correlated with world economic activity and has historically grown at a rate one to two times that of global gross domestic product growth. This expansion of air travel has driven growth in the world aircraft fleet. There are approximately 27,000 commercial mainline passenger and freighter aircraft in the world fleet. Aircraft leasing companies own approximately 50% of the world’s commercial passenger jet aircraft. Under normal circumstances, we would expect the global fleet to continue expanding at a 2 to 3% average annual rate.
Although recent tariff announcements and trade policies have introduced some volatility to the global aviation sector, we believe that the current operating environment for airlines continues to be favorable for us and the wider commercial aircraft leasing industry. We believe our portfolio, which is primarily comprised of new technology and mid-life, narrow-body aircraft, will remain attractive for our airline customers, enabling them to respond to the growing demand of global air travel. As a leading secondary market investor, we believe that our long-standing business strategy of maintaining conservative leverage and limiting long-term financial commitments positions us well to take advantage of new investment opportunities as they arise.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than 30 years of relevant industry experience and has effectively enabled us to manage through prior downturns in the aviation industry, such as the COVID-19 pandemic, the 2008 global financial crisis, and the September 11, 2001 terror attacks.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of October 1, 2025, total liquidity of $2.5 billion included $1.8 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.2 billion of unrestricted cash through October 1, 2026.

Acquisitions and Sales
During the six months ended August 31, 2025, we purchased 23 aircraft for $968.1 million. As of August 31, 2025, we had commitments to purchase 20 aircraft for $1.0 billion, with delivery through December 2027, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of October 1, 2025, we have purchased 4 additional aircraft and have commitments to purchase 19 aircraft for $954.9 million.
During the six months ended August 31, 2025, we sold 18 aircraft and other flight equipment for net proceeds of $299.5 million and recognized gains on the sale or disposition of flight equipment totaling $54.2 million. As of October 1, 2025, we have sold 1 additional aircraft.
Fiscal Year 2025 Lease Expirations and Lease Placements
As of October 1, 2025, we had no off-lease aircraft and 3 aircraft with a lease expiring in fiscal year 2025, which combined account for less than 1% of our Net Book Value at August 31, 2025, remaining to be placed or sold. We expect to sell or part out these 3 aircraft.
Fiscal Years 2026 to 2029 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2026 to 2029, representing the percentage of our Net Book Value as of August 31, 2025, specified below:
•2026: 27 aircraft, representing 8%;
•2027: 33 aircraft, representing 9%;
•2028: 33 aircraft, representing 9%; and
•2029: 36 aircraft, representing 12%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.6 billion in equity capital from private and public investors. We also have raised $24.7 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization market and Japanese Operating Lease with Call Option financings, which have been originated by Marubeni. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us on behalf of our joint venture as of August 31, 2025 and 2024:

	As of August 31,
	2025	2024
Owned Aircraft	(Dollars in millions)
Net Book Value of Flight Equipment	$8,470	$7,077
Net Book Value of Unencumbered Flight Equipment	$8,351	$6,043
Number of Aircraft	270	244
Number of Unencumbered Aircraft	266	214
Number of Lessees	75	77
Number of Countries	46	46
Weighted Average Age (years)(1)	8.6	9.7
Weighted Average Remaining Lease Term (years)(1)	5.7	5.3
Weighted Average Fleet Utilization during the Second Quarter(2)	99.7%	99.2%
Weighted Average Fleet Utilization during the six months ended August 31, 2025, and 2024(2)	99.6%	99.1%
Portfolio Yield for the Second Quarter(3)	9.4%	9.4%
Portfolio Yield for the six months ended August 31, 2025, and 2024(3)	9.6%	9.4%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$238	$265
Number of Aircraft	8	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percentage of total days in period weighted by Net Book Value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percentage of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of August 31, 2025		Owned Aircraft as of August 31, 2024
	Number of Aircraft	% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	91	50%	61	37%
Narrow-body - current technology	160	42%	162	51%
Wide-body - current technology	14	7%	14	9%

Total Passenger	265	99%	237	97%
Freighter - current technology	5	1%	7	3%
Total	270	100%	244	100%

Manufacturer
Airbus	175	64%	160	67%
Boeing	74	29%	65	25%
Embraer	21	7%	19	8%
Total	270	100%	244	100%

Regional Diversification
Asia and Pacific	67	26%	63	28%
Europe	85	25%	91	31%
Middle East and Africa	14	6%	10	5%
North America	73	33%	49	23%
South America	31	10%	29	12%
Off-lease	—	—%	2	1%

Total	270	100%	244	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, 737-MAX9, and Embraer E2 aircraft.

The top ten customers for our owned aircraft at August 31, 2025, were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	10.5%	18
United	United States	7.8%	13
Frontier Airlines	United States	5.0%	8
KLM	Netherlands	4.9%	13
American Airlines	United States	4.2%	14
LATAM	Chile	3.9%	11
Viva Aerobus	Mexico	3.4%	8
Lion Air(1)	Indonesia	3.1%	10
WestJet	Canada	3.0%	5
Aerolineas Argentinas	Argentina	2.7%	7
Total top ten customers		48.5%	107
All other customers		51.5%	163
Total all customers		100.0%	270

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended August 31, 2025, as compared to the three months ended August 31, 2024:

	Three Months Ended August 31,
	2025	2024
	(Dollars in thousands)
Revenues:
Lease rental revenue	$190,116	$162,379
Direct financing and sales-type lease revenue	5,191	5,426
Amortization of lease premiums, discounts and incentives	(1,513)	(6,068)
Maintenance revenue	9,708	19,378
Total lease revenue	203,502	181,115
Gain on sale or disposition of flight equipment	23,889	35,416
Other revenue	119	137
Total revenues	227,510	216,668
Operating expenses:
Depreciation	96,762	87,675
Interest, net	70,529	62,424
Selling, general and administrative	24,247	20,090
Provision for credit losses	(116)	426
Impairment of flight equipment	31,153	5,761
Maintenance and other costs	3,977	4,096
Total operating expenses	226,552	180,472

Other income:
Gain on extinguishment of debt	—	285
Other	61,041	726

Total other income	61,041	1,011

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	61,999	37,207
Income tax provision	5,228	9,028
Earnings of unconsolidated equity method investment, net of tax	462	480

Net income	$57,233	$28,659
Revenues
Total revenues increased $10.8 million, attributable to:
Lease rental revenue increased $27.7 million, primarily attributable to an increase of $43.1 million related to 67 aircraft purchased since June 1, 2024.
This was partially offset by a $17.2 million decrease related to the sale of 41 aircraft since June 1, 2024.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended August 31,
	2025	2024
	(Dollars in thousands)
Amortization of lease premiums	$(1,734)	$(2,949)
Amortization of lease discounts	3,919	985
Amortization of lease incentives	(3,698)	(4,104)

Amortization of lease premiums, discounts and incentives	$(1,513)	$(6,068)
The amortization of lease discounts increased $2.9 million due to the acquisition of aircraft.
Maintenance revenue. For the three months ended August 31, 2025 and 2024, we recorded $9.7 million and $19.4 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries. For the three months ended August 31, 2024, we recognized additional revenue from certain cash maintenance reserves retained by us in connection with aircraft lease amendments.
Gain on sale or disposition of flight equipment. During the three months ended August 31, 2025, we sold 4 aircraft and other flight equipment for gains totaling $23.9 million.
For the three months ended August 31, 2024, we sold 10 aircraft and other flight equipment for gains totaling $35.4 million.
Operating expenses
Total operating expenses increased $46.1 million, attributable to:
Depreciation expense increased $9.1 million, primarily attributable to an increase of $17.9 million related to 67 aircraft acquired since June 1, 2024. This increase was partially offset by a decrease of $7.5 million related to 39 aircraft sold since June 1, 2024.
Interest, net increased $8.1 million due to a higher weighted average debt outstanding of $598.0 million.
Selling, general and administrative expenses increased $4.2 million, primarily due to higher personnel expenses.
Impairment of flight equipment. During the three months ended August 31, 2025, the Company recorded total impairment charges of $31.2 million. This amount includes $22.4 million related to aircraft leased to 2 customers who filed for bankruptcy protection. For these aircraft, the Company recognized $4.9 million of maintenance and lease rentals received in advance into revenue during the three months ended August 31, 2025. The remaining impairment charges relate to other flight equipment recorded within other assets that are subject to tear-down and parts sales programs and 1 converted narrow-body freighter aircraft.
During the three months ended August 31, 2024, the Company recorded a transactional impairment charge of $5.8 million related to a lease amendment for 1 aircraft. The Company recognized $6.0 million of maintenance revenue for this aircraft during the three months ended August 31, 2024.
Other income
Total other income increased by $60.0 million. During the three months ended August 31, 2025, the Company entered into settlement agreements with certain additional insurers under the Company’s C&P Policies for an aggregate settlement amount of $55.7 million.
Income tax provision
Income tax provision. Our income tax provision was $5.2 million and $9.0 million, and our effective tax rate was 8.4% and 24.3% for the three months ended August 31, 2025 and 2024, respectively. The decrease in the income tax provision is primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.

Results of Operations for the six months ended August 31, 2025, as compared to the six months ended August 31, 2024:

	Six Months Ended August 31,
	2025	2024
	(Dollars in thousands)
Revenues:
Lease rental revenue	$373,159	$324,949
Direct financing and sales-type lease revenue	10,333	10,883
Amortization of lease premiums, discounts and incentives	1,253	(12,717)
Maintenance revenue	47,840	61,527
Total lease revenue	432,585	384,642
Gain on sale or disposition of flight equipment	54,178	36,426
Other revenue	591	773
Total revenues	487,354	421,841
Operating expenses:
Depreciation	192,578	177,033
Interest, net	139,370	127,237
Selling, general and administrative	44,938	42,145
Provision for credit losses	26	281
Impairment of flight equipment	36,219	10,972
Maintenance and other costs	8,221	8,539
Total operating expenses	421,352	366,207

Other income (expense):
Gain (loss) on extinguishment of debt	(2,973)	285
Other	60,585	422

Total other income	57,612	707

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	123,614	56,341
Income tax provision	17,949	12,600
Earnings of unconsolidated equity method investment, net of tax	855	999

Net income	$106,520	$44,740
Revenues
Total revenues increased $65.5 million, attributable to:
Lease rental revenue increased $48.2 million, primarily attributable to an increase of $83.6 million related to 72 aircraft purchased since March 1, 2024.
This was partially offset by a $35.4 million decrease related to the sale of 44 aircraft since March 1, 2024.

Amortization of lease premiums, discounts and lease incentives:

	Six Months Ended August 31,
	2025	2024
	(Dollars in thousands)
Amortization of lease premiums	$(3,622)	$(6,191)
Amortization of lease discounts	7,442	1,679
Amortization of lease incentives	(2,567)	(8,205)

Amortization of lease premiums, discounts and incentives	$1,253	$(12,717)
The amortization of lease premiums decreased by $2.6 million, primarily attributable to the full amortization of premiums on aircraft whose leases were extended.
The amortization of lease discounts increased $5.8 million due to the acquisition of aircraft.
The amortization of lease incentives decreased $5.6 million, primarily due to the reversal of lease incentive liabilities related to 2 engine redeliveries.
Maintenance revenue. For the six months ended August 31, 2025 and 2024, we recorded $47.8 million and $61.5 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries. The decrease in maintenance revenue is primarily attributable to fewer aircraft and engine returns during the six months ended August 31, 2025.
Gain on sale or disposition of flight equipment. During the six months ended August 31, 2025, we sold 18 aircraft and other flight equipment for gains totaling $54.2 million.
During the six months ended August 31, 2024, we sold 12 aircraft and other flight equipment for gains totaling $36.4 million.
Operating expenses
Total operating expenses increased $55.1 million, attributable to:
Depreciation expense increased $15.5 million, primarily attributable to an increase of $33.5 million related to 72 aircraft purchased since March 1, 2024. This increase was partially offset by a decrease of $17.4 million related to 43 aircraft sold since March 1, 2024.
Interest, net increased $12.1 million due to a higher weighted average debt outstanding of $435.6 million.
Selling, general and administrative expenses increased $2.8 million, primarily due to higher personnel costs.
Impairment of flight equipment. During the six months ended August 31, 2025, the Company recorded impairment charges totaling $36.2 million. This amount includes $22.4 million related to aircraft leased to 2 customers who filed for bankruptcy protection. For these aircraft, the Company recognized $4.9 million of maintenance and lease rentals received in advance into revenue during the six months ended August 31, 2025. The remaining impairment charges relate to other flight equipment, 1 converted narrow-body freighter aircraft, and certain transactional impairments.
During the six months ended August 31, 2024, the Company recorded impairment charges of $11.0 million related to a scheduled aircraft lease expiration and a lease amendment for 1 aircraft. The Company recognized $24.0 million of maintenance revenue for these aircraft during the six months ended August 31, 2024.
Other income
Total other income increased by $56.9 million. During the six months ended August 31, 2025, the Company entered into settlement agreements with certain additional insurers under the Company’s C&P Policies for an aggregate settlement amount of $55.7 million.

Income tax provision
Income tax provision. We recognized income tax provisions of $17.9 million and $12.6 million for the six months ended August 31, 2025 and 2024, respectively. Our effective tax rate for the six months ended August 31, 2025 and 2024 was 14.5% and 22.4%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.
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
During the six months ended August 31, 2025, we met our liquidity and capital resource needs with $218.6 million of cash flows from operations and $299.5 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of August 31, 2025, the weighted average maturity of our secured and unsecured debt financings was 3.6 years, and we were in compliance with all applicable covenants. In addition, 98% of our total debt is unsecured and $8.4 billion of our Net Book Value is unencumbered.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of October 1, 2025, total liquidity of $2.5 billion included $1.8 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.2 billion of unrestricted cash through October 1, 2026. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Six Months Ended August 31,
	2025	2024
	(Dollars in thousands)
Net cash flow provided by operating activities	$218,647	$204,903
Net cash flow used in investing activities	(629,644)	(7,484)
Net cash flow provided by financing activities	279,288	105,168
Operating Activities:
Cash flow provided by operating activities was $218.6 million and $204.9 million for the six months ended August 31, 2025 and 2024, respectively. The increase was primarily attributable to higher customer collections related to the growth of our fleet and higher lease rates on lease extensions during the six months ended August 31, 2025. In addition, cash paid for interest was lower due to the timing of interest payments.
Investing Activities:
Cash flow used in investing activities was $629.6 million and $7.5 million for the six months ended August 31, 2025 and 2024, respectively. The net increase of $622.2 million was primarily attributable to an increase of $644.8 million in the acquisition and improvement of flight equipment. Additionally, we received cash proceeds of $40.9 million in settlement of the Company’s claims against certain of the insurers under its C&P Policies — see Note 3 to the Notes to Unaudited Consolidated Financial Statements. This was partially offset by a decrease of $29.8 million from the sale or disposition of aircraft and other flight equipment during the six months ended August 31, 2025.
Financing Activities:
Cash flow provided by financing activities was $279.3 million and $105.2 million for the six months ended August 31, 2025 and 2024, respectively. The increase of $174.1 million was primarily attributable to a $533.4 million increase in borrowings from secured and unsecured financings, net of repayments, during the six months ended August 31, 2025. This was offset by a $300.0 million decrease in proceeds from the issuance of common shares and a $41.8 million increase in dividends paid.
Debt Obligations
For complete information on our debt obligations, see Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $7.3 billion at August 31, 2025, from $6.7 billion at February 28, 2025, due to higher aircraft purchase commitments, outstanding debt and interest obligations.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended August 31, 2025 and 2024, we incurred a total of $14.2 million and $15.0 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of August 31, 2025, the weighted average age by Net Book Value of our aircraft was approximately 8.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Our leases may require the lessee to make periodic payments to us during the lease term to provide reserves for future major maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement.
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
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing in which we hold a 25% equity interest. As of August 31, 2025, the Net Book Value of its 8 aircraft was $238.1 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At August 31, 2025, approximately 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended August 31, 2025, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $11.3 million in U.S. dollar equivalents and represented approximately 24% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended August 31, 2025 and 2024, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended August 31, 2025 and 2024:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024

Net income	$57,233	$28,659	$106,520	$44,740
Depreciation	96,762	87,675	192,578	177,033
Amortization of lease premiums, discounts and incentives	1,513	6,068	(1,253)	12,717
Interest, net	70,529	62,424	139,370	127,237
Income tax provision	5,228	9,028	17,949	12,600

EBITDA	$231,265	$193,854	$455,164	$374,327
Adjustments:
Impairment of flight equipment	31,153	5,761	36,219	10,972
(Gain) loss on extinguishment of debt	—	(285)	2,973	(285)
Adjusted EBITDA	$262,418	$199,330	$494,356	$385,014
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
As of August 31, 2025, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $7.2 million and $7.2 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2025. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.2
Indenture, dated as of July 17, 2025, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 17, 2025).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2025 and February 28, 2025; (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended August 31, 2025 and 2024; (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 31, 2025 and 2024; and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 9, 2025

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer