Form 10-Q
period 2025-11-30
Aircastle LTD
filed 2026-01-13
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of January 1, 2026, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	November 30, 2025	February 28, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$138,649	$279,052
Accounts receivable	9,013	9,662
Flight equipment held for lease, net	8,344,273	7,644,867
Net investment in leases, net	238,746	257,249
Unconsolidated equity method investment	47,996	45,813
Other assets	247,954	273,521

Total assets	$9,026,631	$8,510,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$113,112	$502,609
Borrowings from unsecured financings, net	5,212,982	4,452,781
Accounts payable, accrued expenses and other liabilities	362,756	295,132
Lease rentals received in advance	58,231	68,120
Security deposits	67,437	82,477
Maintenance payments	590,798	583,658
Total liabilities	6,405,316	5,984,777

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at November 30, 2025 and February 28, 2025	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 shares issued and outstanding at November 30, 2025 and February 28, 2025	—	—
Additional paid-in capital	2,378,774	2,378,774
Retained earnings	242,541	146,613

Total shareholders’ equity	2,621,315	2,525,387

Total liabilities and shareholders’ equity	$9,026,631	$8,510,164
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Revenues:
Lease rental revenue	$192,563	$158,440	$565,722	$483,389
Direct financing and sales-type lease revenue	5,158	5,294	15,491	16,177
Amortization of lease premiums, discounts and incentives	(1,051)	(5,288)	202	(18,005)
Maintenance revenue	33,908	14,517	81,748	76,044

Total lease revenue	230,578	172,963	663,163	557,605
Gain on sale or disposition of flight equipment	5,443	20,483	59,621	56,909
Other revenue	401	130	992	903

Total revenues	236,422	193,576	723,776	615,417

Operating expenses:
Depreciation	96,055	87,604	288,633	264,637
Interest, net	71,802	58,752	211,172	185,989
Selling, general and administrative	21,034	18,426	65,972	60,571
Provision for credit losses	(66)	—	(40)	281
Impairment of flight equipment	15,710	8,419	51,929	19,391
Maintenance and other costs	4,513	4,872	12,734	13,411

Total operating expenses	209,048	178,073	630,400	544,280

Other (expense) income:
Gain (loss) on extinguishment of debt	—	—	(2,973)	285
Other	7,569	6,135	68,154	6,557

Total other income	7,569	6,135	65,181	6,842

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	34,943	21,638	158,557	77,979
Income tax provision	5,579	4,281	23,528	16,881
Earnings of unconsolidated equity method investment, net of tax	1,328	738	2,183	1,737

Net income	$30,692	$18,095	$137,212	$62,835

Preference share dividends	—	—	(10,500)	(10,500)

Net income available to common shareholders	$30,692	$18,095	$126,712	$52,335

Total comprehensive income available to common shareholders	$30,692	$18,095	$126,712	$52,335
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2025	2024
Cash flows from operating activities:
Net income	$137,212	$62,835
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	288,633	264,637
Amortization of deferred financing costs	13,570	12,722
Amortization of lease premiums, discounts and incentives	(202)	18,005
Deferred income taxes	18,926	10,480
Collections on net investment in leases	1,496	5,285
Security deposits, maintenance payments and insurance settlements included in earnings	(103,868)	(9,543)
Gain on sale or disposition of flight equipment	(59,621)	(56,909)
(Gain) loss on extinguishment of debt	2,973	(285)
Impairment of flight equipment	51,929	19,391
Provision for credit losses	(40)	281
Other	(2,273)	(1,746)
Changes in certain assets and liabilities:
Accounts receivable	(763)	(4,132)
Other assets	850	(3,661)
Accounts payable, accrued expenses and other liabilities	28,872	35,993
Lease rentals received in advance	(10,451)	13,709

Net cash and cash equivalents provided by operating activities	367,243	367,062
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,328,102)	(583,541)
Proceeds from sale or disposition of flight equipment	368,813	474,053
Proceeds from settlement of insurance claim	62,324	—
Proceeds from sale of investment in debt securities	10,128	—
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	3,110	(2,269)
Other	(990)	(4,796)
Net cash and cash equivalents used in investing activities	(884,717)	(116,553)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	300,000
Proceeds from secured and unsecured debt financings	1,715,489	1,076,193
Repayments of secured and unsecured debt financings	(1,349,093)	(1,304,352)
Debt extinguishment costs	—	285
Deferred financing costs	(12,234)	(5,361)
Security deposits and maintenance payments received	123,425	109,668
Security deposits and maintenance payments returned	(37,732)	(12,166)
Dividends paid	(62,784)	(21,000)
Net cash and cash equivalents provided by financing activities	377,071	143,267
Net (decrease) increase in cash and cash equivalents:	(140,403)	393,776
Cash and cash equivalents at beginning of period	279,052	129,977

Cash and cash equivalents at end of period	$138,649	$523,753
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended November 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$167,177	$140,296
Cash paid for income taxes	$957	$666

Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$52,185	$40,318
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$39,868	$65,357
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$64,836	$6,310
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2025	17,840	$—	400	$—	$2,378,774	$146,613	$2,525,387
Net income	—	—	—	—	—	49,287	49,287
Common share dividends	—	—	—	—	—	(30,784)	(30,784)

Balance, May 31, 2025	17,840	$—	400	$—	$2,378,774	$165,116	$2,543,890
Net income	—	—	—	—	—	57,233	57,233
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)

Balance, August 31, 2025	17,840	$—	400	$—	$2,378,774	$211,849	$2,590,623
Net income	—	—	—	—	—	30,692	30,692
Balance, November 30, 2025	17,840	$—	400	$—	$2,378,774	$242,541	$2,621,315

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Net income	—	—	—	—	—	16,081	16,081
Balance, May 31, 2024	15,564	$—	400	$—	$2,078,774	$71,081	$2,149,855
Issuance of common shares	2,276	—	—	—	300,000	—	300,000
Net income	—	—	—	—	—	28,659	28,659
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)
Balance, August 31, 2024	17,840	$—	400	$—	$2,378,774	$89,240	$2,468,014
Net income	—	—	—	—	—	18,095	18,095
Balance, November 30, 2024	17,840	$—	400	$—	$2,378,774	$107,335	$2,486,109

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of November 30, 2025, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
November 30, 2025
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires disclosure of specific categories in the rate reconciliation, using both percentages and reporting currency amounts, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and individual jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, and will be adopted by the Company for the year ended February 28, 2026. The amendments in ASU 2023-09 should be applied on a prospective basis; however, retrospective application to all prior periods presented in the annual financial statements is permitted. The Company does not anticipate that the adoption of the standard will have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires entities to provide additional disclosure around certain costs and expenses presented within the Income Statement. This standard aims to improve the disclosures around the entity’s expenses and address requests from investors for more detailed information about the types of expenses. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements or related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the scope and requirements for interim financial statement disclosures under U.S. GAAP. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for all other entities. Early adoption is permitted. The amendments may be applied prospectively or retrospectively to any or all prior interim periods presented. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.
Note 2. Fair Value Measurements
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of November 30, 2025 and February 28, 2025, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025

		Fair Value Measurements at November 30, 2025 Using Fair Value Hierarchy
	Fair Value as of November 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$138,649	$138,649	$—	$—	Market
Investments, at fair value:
Investment in equity securities	$6,311	$2,413	$—	$3,898	Market/Income

Total investments, at fair value	$6,311	$2,413	$—	$3,898

		Fair Value Measurements at February 28, 2025 Using Fair Value Hierarchy
	Fair Value as of February 28, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$279,052	$279,052	$—	$—	Market

Investments, at fair value:
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	4,883	985	—	3,898	Market/Income

Total investments, at fair value	$9,912	$985	$—	$8,927
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
During the nine months ended November 30, 2025, we sold certain notes received from our airline customers and, as a result, held no investments in debt securities that were measured at fair value as of November 30, 2025.
For the three and nine months ended November 30, 2025, we had no transfers into or out of Level 3.
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
November 30, 2025
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
The carrying amounts and fair values of our financial instruments at November 30, 2025 and February 28, 2025, were as follows:

	November 30, 2025		February 28, 2025

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$6,311	$6,311	$9,912	$9,912
Other investments, net	728	728	4,916	4,916

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$315,000	$315,000	$150,000	$150,000
Secured Term Financings	115,011	107,847	509,104	513,161
Unsecured Term Financings	600,000	600,000	—	—
Senior Notes	4,350,000	4,432,652	4,350,000	4,387,341
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
Aircraft Valuation
Impairment of Flight Equipment
During the three months ended November 30, 2025, the Company recorded total impairment charges of $15.7 million. This amount includes $13.5 million related to aircraft leased to a customer that filed for bankruptcy protection. For these aircraft, the Company recognized $6.6 million of maintenance revenue during the same period. The remaining impairment charges relate to a scheduled lease expiration, for which the Company recorded $4.1 million of maintenance revenue during the three months ended November 30, 2025.
During the nine months ended November 30, 2025, the Company recorded total impairment charges of $51.9 million. This amount includes $35.9 million related to aircraft leased to 2 customers that filed for bankruptcy protection. For these aircraft, the Company recognized $11.5 million of maintenance and lease rentals received in advance into revenue during the same period.
The remaining $16.0 million of impairment charges are primarily transaction related, including aircraft and engine redeliveries, and also relate to other flight equipment recorded within other assets that are subject to tear-down and parts

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
sales programs. For these items, the Company recognized $22.7 million in revenue related to maintenance, security deposits and the reversal of lease incentive liabilities during the nine months ended November 30, 2025.
Recoverability Assessment
We performed our annual recoverability assessment of all our aircraft and other flight equipment during the three months ended November 30, 2025.
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
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the nine months ended November 30, 2025:

Amount
Balance at February 28, 2025	$7,644,867
Additions	1,393,200
Depreciation	(286,849)
Disposals and transfers to net investment in leases and held for sale	(358,977)
Impairments	(47,968)

Balance at November 30, 2025	$8,344,273

Accumulated depreciation	$1,931,670
Update on Russian Aircraft
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance and the Company’s contingent and possessed (“C&P”) insurance policies (“C&P Policies”) seeking indemnity.
During the years ended February 28, 2025 and February 29, 2024, the Company received aggregate cash settlement proceeds of $92.7 million in settlement of certain of the Company’s claims under the Russian airlines’ insurance and the Company’s C&P Policies.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
The Company recognized other income of $6.6 million and $62.3 million for the three and nine months ended November 30, 2025, respectively, related to settlement agreements with certain additional C&P insurers. Subsequent to November 30, 2025, the Company entered into further settlement agreements with additional C&P insurers for an aggregate settlement amount of $1.0 million.
The receipt of the insurance proceeds serve to mitigate, in part, the Company’s losses under its aviation insurance policies. The Company remains in settlement discussions with some of the remaining C&P insurers under its C&P Policies. However, the collection, timing and amount of any future recoveries, including those related to insurance litigation, remain uncertain. Accordingly, at this time, the Company can give no assurance as to when or what amounts it may ultimately collect with respect to these matters.
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at November 30, 2025, were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$191,258
2027	725,598
2028	640,813
2029	564,318
2030	462,211
Thereafter	1,359,983
Total	$3,944,181
At November 30, 2025 and February 28, 2025, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $26.1 million and $34.8 million, respectively.
Note 5. Net Investment in Leases, Net
At November 30, 2025 and February 28, 2025, our net investment in leases consisted of 13 and 14 aircraft, respectively. The components were as follows:

	November 30, 2025	February 28, 2025
Lease receivable	$108,200	$121,202
Unguaranteed residual value of flight equipment	136,662	142,849
Net investment leases	244,862	264,051
Allowance for credit losses	(6,116)	(6,802)
Net investment in leases, net	$238,746	$257,249

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
At November 30, 2025, future lease payments to be received under our net investment in leases were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$8,014
2027	24,339
2028	24,407
2029	23,930
2030	17,729
Thereafter	37,264
Total lease payments to be received	135,683
Present value of lease payments - lease receivable	(108,200)
Difference between undiscounted lease payments and lease receivable	$27,483
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of November 30, 2025 and February 28, 2025, was as follows:

	November 30, 2025			February 28, 2025
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	68		27%	67	28%
Europe	83		24%	99	30%
Middle East and Africa	14		5%	11	5%
North America	70		31%	58	26%
South America	33		11%	29	11%
Off-lease	5	(1)	2%	1	—%
Total	273		100%	265	100%
_______________
(1)We currently have 5 off-lease narrow-body aircraft which we are marketing for lease. Of these aircraft, 4 were previously leased to a customer that has filed for bankruptcy protection, and we expect these aircraft will remain off-lease for an extended period.
The following table sets forth individual countries representing at least 10% of our Net Book Value as of November 30, 2025 and February 28, 2025:

	November 30, 2025			February 28, 2025
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$1,589,273	19%	8	$1,223,496	16%	7
India	1,213,267	14%	4	1,046,978	14%	3

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
Region	2025	2024	2025	2024
Asia and Pacific	26%	28%	26%	28%
Europe	27%	33%	28%	32%
Middle East and Africa	5%	4%	5%	4%
North America	31%	25%	30%	24%
South America	11%	10%	11%	12%

Total	100%	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2025		2024		2025		2024
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	2	16%	3	20%	2	16%	2	15%
For the three months ended November 30, 2025, the United States and India comprised 17% and 11% of total revenue, respectively. Total revenue attributable to the United States included $3.1 million from gains on sale or disposition of flight equipment.
For the nine months ended November 30, 2025, the United States and India comprised 21% and 10% of total revenue, respectively. Total revenue attributable to the United States included $48.4 million from gains on sale or disposition of flight equipment.
Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 6 aircraft with a Net Book Value of $204.9 million at November 30, 2025.

Amount
Balance at February 28, 2025	$45,813
Earnings of unconsolidated equity method investment, net of tax	2,183
Balance at November 30, 2025	$47,996
On May 15, 2025, the Company received $1.0 million from our equity method investee as full repayment of the aggregate principal amount outstanding under a loan agreement.
On August 18, 2025, we entered into a new loan agreement to provide our equity method investee with a $1.0 million unsecured loan facility, bearing interest at a rate of Term Secured Overnight Funding Rate (“SOFR”) (as defined in the loan agreement) plus 2% . The loan agreement had a one-year term and was fully repaid on December 15, 2025.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At November 30, 2025				At February 28, 2025
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Secured Term Financings(1)	$115,011	4	2.36% to 4.14%	11/30/31 to 06/27/32	$509,104
Less: Debt issuance costs and discounts	(1,899)				(6,495)

Total secured debt financings, net of debt issuance costs and discounts	113,112				502,609

Unsecured Debt Financings:
Senior Notes due 2025(2)	—		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
5.250% Senior Notes due 2030	500,000		5.25%	03/15/30	500,000
5.000% Senior Notes due 2030	650,000		5.00%	09/15/30	—
Senior Notes due 2031	500,000		5.75%	10/01/31	500,000
Unsecured Term Loan	600,000		5.30%	04/28/30	—
Revolving Credit Facilities	315,000		5.14% to 6.29%	01/31/27 to 02/08/28	150,000
Less: Debt issuance costs and discounts	(52,018)				(47,219)
Total unsecured debt financings, net of debt issuance costs and discounts	5,212,982				4,452,781

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,326,094				$4,955,390

(1)The borrowings under these financings at November 30, 2025, have a weighted average fixed rate of interest of 3.11%.
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
November 30, 2025
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
5.000% Senior Notes due 2030
On July 17, 2025, the Company and AIDAC issued $650.0 million aggregate principal amount of 5.000% Senior Notes due 2030 (the “5.000% Senior Notes due 2030”) at an issue price of 99.306%. The Company’s and AIDAC’s obligations under the 5.000% Senior Notes due 2030 are fully and unconditionally guaranteed by AALLC. The 5.000% Senior Notes due 2030 will mature on September 15, 2030, and bear interest at a rate of 5.00% per annum, payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. Interest accrues on the 5.000% Senior Notes due 2030 from July 17, 2025.
Revolving Credit Facilities
As of November 30, 2025, we had $315.0 million outstanding under our revolving credit facilities and had $1.8 billion available for borrowing.
As of November 30, 2025, we were in compliance with all applicable covenants in our financings.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $1.9 million and $2.1 million during the three months ended November 30, 2025 and 2024, respectively, and $6.3 million and $6.6 million during the nine months ended November 30, 2025 and 2024, respectively, whereby our Shareholders provide certain management and administrative services to the Company.
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
The sources of income from continuing operations before income taxes and earnings of our unconsolidated equity method investment for the three and nine months ended November 30, 2025 and 2024, were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
U.S. operations	$7,044	$6,369	$8,577	$17,053
Non-U.S. operations	27,899	15,269	149,980	60,926
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$34,943	$21,638	$158,557	$77,979
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
We recognized income tax provisions of $23.5 million and $16.9 million for the nine months ended November 30, 2025 and 2024, respectively. Our effective tax rate for the nine months ended November 30, 2025 and 2024, was 14.8% and 21.6%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits between the various jurisdictions in which we operate, primarily driven by lower U.S. earnings and the utilization of Bermuda net operating losses.
Ireland, Bermuda and U.S. Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill did not have a significant impact on our consolidated financial statements for the three and nine months ended November 30, 2025.
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
November 30, 2025
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA introduces an increased tax deduction for interest expense and a 100% bonus depreciation on U.S. leased assets. The Company does not anticipate these changes will have a material impact on its consolidated financial statements.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024
Interest on borrowings and other liabilities	$68,918	$59,615	$203,819	$183,244
Amortization of deferred financing fees and debt discount	4,441	4,132	13,570	12,722
Interest expense	73,359	63,747	217,389	195,966
Less: Interest income	(1,557)	(4,995)	(6,217)	(9,315)
Less: Capitalized interest	—	—	—	(662)

Interest, net	$71,802	$58,752	$211,172	$185,989
Note 13. Commitments and Contingencies
Rent expense, for office space leased in Stamford, Connecticut, Dublin, Ireland and Singapore was $0.3 million and $0.5 million for the three months ended November 30, 2025 and 2024, respectively, and $1.3 million and $1.5 million for the nine months ended November 30, 2025 and 2024, respectively.
As of November 30, 2025, future minimum lease payments relating to our non-cancelable office leases were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$793
2027	3,187
2028	3,218
2029	2,425
2030	1,616
Thereafter	15,670
Total	$26,909
At November 30, 2025, we had commitments to purchase 24 aircraft for $1.0 billion.
At November 30, 2025, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2026 (Remainder of fiscal year)	$239,350
2027	539,700
2028	114,456
2029	131,670
2030	—
Thereafter	—
Total	$1,025,176

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
Note 14. Other Assets
Other assets consisted of the following as of November 30, 2025 and February 28, 2025:

	November 30, 2025	February 28, 2025
Deferred income tax asset	$41	$78
Lease incentives and premiums, net of accumulated amortization of $82,475 and $73,915, respectively	30,446	43,285
Flight equipment held for sale	83,441	56,983
Aircraft purchase deposits and Embraer E-2 progress payments	18,955	30,166
Right-of-use asset(1)	13,630	14,655
Deferred rent receivable, net(2)	2,398	20,086
Investments, at fair value(3)	6,311	9,912
Other investments, net(2)(3)	728	4,916
Other assets	92,004	93,440

Total other assets	$247,954	$273,521
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the nine months ended November 30, 2025, was as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 28, 2025	$6,802	$4,099	$10,271	$21,172
Provision for credit losses	(340)	—	300	(40)
Write-offs	(346)	(4,099)	(10,571)	(15,016)

Balance at November 30, 2025	$6,116	$—	$—	$6,116

During the nine months ended November 30, 2025, the allowance for credit losses related to our other investments and deferred rent receivables was written off, as the associated customer filed for bankruptcy protection.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
November 30, 2025
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of November 30, 2025 and February 28, 2025:

	November 30, 2025	February 28, 2025
Accounts payable, accrued expenses and other liabilities	$48,354	$51,889
Dividends payable	—	21,500
Deferred income tax liability	137,602	118,712
Accrued interest payable	74,249	37,607
Lease liability	15,653	17,480
Lease discounts, net of amortization of $33,380 and $21,707, respectively	86,898	47,944
Total accounts payable, accrued expenses and other liabilities	$362,756	$295,132

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
As of November 30, 2025, we owned and managed on behalf of our joint venture 279 aircraft leased to 73 airline customers located in 44 countries. The Net Book Value of our fleet was $8.6 billion as of November 30, 2025. The weighted average age of our fleet was 8.6 years, and the weighted average remaining lease term was 5.5 years. The weighted average utilization rate of our fleet was over 99% for the nine months ended November 30, 2025. During the nine months ended November 30, 2025, we purchased 32 aircraft and sold 20 aircraft and other flight equipment. As of November 30, 2025, we had commitments to purchase 24 aircraft for $1.0 billion, with deliveries through November 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $723.8 million, $137.2 million and $715.2 million, respectively, for the nine months ended November 30, 2025. Cash flow provided by operating activities was $367.2 million for the nine months ended November 30, 2025. The Company’s financial performance reflects strong global passenger demand for air travel, as well as robust demand for our aircraft resulting from ongoing delivery delays and supply chain disruptions experienced by Original Equipment Manufacturers. Sustained levels of lease extension requests, together with strong gains from aircraft and engine sales, contributed positively to our financial results.
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
Although recent tariff announcements and trade policies have introduced some volatility to the global aviation sector earlier this year, we believe that the current operating environment for airlines continues to be favorable for us and the wider commercial aircraft leasing industry. We believe our portfolio, which is primarily comprised of new technology and mid-life, narrow-body aircraft, will remain attractive for our airline customers, enabling them to respond to the growing demand of global air travel. As a leading secondary market investor, we believe that our long-standing business strategy of maintaining conservative leverage and limiting long-term financial commitments positions us well to take advantage of new investment opportunities as they arise.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than 30 years of relevant industry experience and has effectively enabled us to manage through prior downturns in the aviation industry, such as the COVID-19 pandemic, the 2008 global financial crisis, and the September 11, 2001 terror attacks.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of January 1, 2026, total liquidity of $2.6 billion included $1.8 billion of undrawn credit facilities, $0.7 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through January 1, 2027.

Acquisitions and Sales
During the nine months ended November 30, 2025, we purchased 32 aircraft for $1.3 billion. As of November 30, 2025, we had commitments to purchase 24 aircraft for $1.0 billion, with delivery through November 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of January 1, 2026, we have purchased 8 additional aircraft and have commitments to purchase 22 aircraft for $1.0 billion.
During the nine months ended November 30, 2025, we sold 20 aircraft and other flight equipment for net proceeds of $368.8 million and recognized gains on the sale or disposition of flight equipment totaling $59.6 million. As of January 1, 2026, we have sold 3 additional aircraft.
Fiscal Year 2025 Lease Expirations and Lease Placements
As of January 1, 2026, we had 5 off-lease aircraft and 2 aircraft with a lease expiring in fiscal year 2025, which combined account for less than 3% of our Net Book Value at November 30, 2025, remaining to be placed or sold. We expect to sell or part out 2 of these aircraft.
Fiscal Years 2026 to 2029 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled in the fiscal years 2026 to 2029, representing the percentage of our Net Book Value as of November 30, 2025, specified below:
•2026: 25 aircraft, representing 7%;
•2027: 27 aircraft, representing 7%;
•2028: 32 aircraft, representing 9%; and
•2029: 39 aircraft, representing 13%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of raising substantial amounts of capital from debt and equity investors. Since our inception in late 2004, we have raised $2.6 billion in equity capital from private and public investors. We also have raised $24.8 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization market and Japanese Operating Lease with Call Option financings, which have been originated by Marubeni. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new growth opportunities.
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
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us on behalf of our joint venture as of November 30, 2025 and 2024:

	As of November 30,
	2025	2024
Owned Aircraft	(Dollars in millions)
Net Book Value of Flight Equipment	$8,583	$7,117
Net Book Value of Unencumbered Flight Equipment	$8,465	$6,064
Number of Aircraft	273	244
Number of Unencumbered Aircraft	269	213
Number of Lessees	73	75
Number of Countries	44	47
Weighted Average Age (years)(1)	8.6	9.7
Weighted Average Remaining Lease Term (years)(1)	5.5	5.2
Weighted Average Fleet Utilization during the Third Quarter(2)	99.2%	99.2%
Weighted Average Fleet Utilization during the nine months ended November 30, 2025, and 2024(2)	99.5%	99.2%
Portfolio Yield for the Third Quarter(3)	9.3%	9.4%
Portfolio Yield for the nine months ended November 30, 2025, and 2024(3)	9.5%	9.4%

Managed Aircraft on behalf of Joint Venture
Net Book Value of Flight Equipment	$205	$262
Number of Aircraft	6	9

(1)Weighted by Net Book Value.
(2)Aircraft on-lease days as a percentage of total days in period weighted by Net Book Value.
(3)Lease rental revenue, interest income and cash collections on our net investment in leases for the period as a percentage of the average Net Book Value for the period; quarterly information is annualized.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of November 30, 2025			Owned Aircraft as of November 30, 2024
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	97		52%	65	40%
Narrow-body - current technology	158		40%	158	49%
Wide-body - current technology	13		6%	14	8%

Total Passenger	268		98%	237	97%
Freighter - current technology	5		2%	7	3%
Total	273		100%	244	100%

Manufacturer
Airbus	173		63%	159	66%
Boeing	77		29%	64	25%
Embraer	23		8%	21	9%
Total	273		100%	244	100%

Regional Diversification
Asia and Pacific	68		27%	66	29%
Europe	83		24%	87	30%
Middle East and Africa	14		5%	10	5%
North America	70		31%	50	23%
South America	33		11%	29	12%
Off-lease	5	(2)	2%	2	1%

Total	273		100%	244	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, 737-MAX9, and Embraer E2 aircraft.
(2)    We currently have 5 off-lease narrow-body aircraft which we are marketing for lease. Of these aircraft, 4 were previously leased to a customer that has filed for bankruptcy protection, and we expect these aircraft will remain off-lease for an extended period.

The top ten customers for our owned aircraft at November 30, 2025, were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	10.5%	18
United	United States	7.6%	13
KLM	Netherlands	5.6%	15
Frontier Airlines	United States	4.9%	8
American Airlines	United States	4.3%	15
LATAM	Chile	4.2%	12
Viva Aerobus	Mexico	3.3%	8
WestJet	Canada	3.0%	5
Lion Air(1)	Indonesia	2.6%	8
Aerolineas Argentinas	Argentina	2.6%	7
Total top ten customers		48.6%	109
All other customers		51.4%	164
Total all customers		100.0%	273

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended November 30, 2025, as compared to the three months ended November 30, 2024:

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Revenues:
Lease rental revenue	$192,563	$158,440
Direct financing and sales-type lease revenue	5,158	5,294
Amortization of lease premiums, discounts and incentives	(1,051)	(5,288)
Maintenance revenue	33,908	14,517
Total lease revenue	230,578	172,963
Gain on sale or disposition of flight equipment	5,443	20,483
Other revenue	401	130
Total revenues	236,422	193,576
Operating expenses:
Depreciation	96,055	87,604
Interest, net	71,802	58,752
Selling, general and administrative	21,034	18,426
Provision for credit losses	(66)	—
Impairment of flight equipment	15,710	8,419
Maintenance and other costs	4,513	4,872
Total operating expenses	209,048	178,073

Other income:
Other	7,569	6,135
Total other income	7,569	6,135

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	34,943	21,638
Income tax provision	5,579	4,281
Earnings of unconsolidated equity method investment, net of tax	1,328	738

Net income	$30,692	$18,095
Revenues
Total revenues increased $42.8 million, attributable to:
Lease rental revenue increased $34.1 million, primarily attributable to an increase of $49.7 million related to 69 aircraft purchased since September 1, 2024.
This was partially offset by a $14.5 million decrease related to the sale of 43 aircraft and other flight equipment since September 1, 2024.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Amortization of lease premiums	$(1,640)	$(2,705)
Amortization of lease discounts	4,231	1,375
Amortization of lease incentives	(3,642)	(3,958)

Amortization of lease premiums, discounts and incentives	$(1,051)	$(5,288)
The amortization of lease discounts increased $2.9 million due to the acquisition of aircraft.
Maintenance revenue. For the three months ended November 30, 2025 and 2024, we recorded $33.9 million and $14.5 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries. The increase is primarily due to the timing of aircraft lease expirations and engines redeliveries.
Gain on sale or disposition of flight equipment. During the three months ended November 30, 2025, we sold 2 aircraft and other flight equipment for gains totaling $5.4 million.
For the three months ended November 30, 2024, we sold 8 aircraft and other flight equipment for gains totaling $20.5 million.
Operating expenses
Total operating expenses increased $31.0 million, attributable to:
Depreciation expense increased $8.5 million, primarily attributable to an increase of $19.4 million related to 69 aircraft acquired since September 1, 2024. This increase was partially offset by a decrease of $5.9 million related to 33 aircraft sold since September 1, 2024.
Interest, net increased $13.1 million due to a higher weighted average debt outstanding of $858.2 million.
Selling, general and administrative expenses increased $2.6 million, primarily due to higher personnel expenses.
Impairment of flight equipment. During the three months ended November 30, 2025, the Company recorded total impairment charges of $15.7 million. This amount includes $13.5 million related to aircraft leased to a customer that filed for bankruptcy protection. For these aircraft, the Company recognized $6.6 million of maintenance revenue during the three months ended November 30, 2025. The remaining impairment charges relate to a scheduled lease expiration, for which the Company recorded $4.1 million of maintenance revenue during the three months ended November 30, 2025.
During the three months ended November 30, 2024, the Company recorded impairments totaling $8.4 million related to other equipment recorded within other assets that were subject to tear-down and parts sales programs.
Other income
Total other income increased by $1.4 million. During the three months ended November 30, 2025, the Company entered into settlement agreements with certain additional C&P insurers for an aggregate settlement amount of $6.6 million. The three months ended November 30, 2024, included cash receipts from claim settlements with various airline customers that had entered bankruptcy proceedings or similar restructurings.
Income tax provision
Income tax provision. Our income tax provision was $5.6 million and $4.3 million, and our effective tax rate was 16.0% and 19.8% for the three months ended November 30, 2025 and 2024, respectively. The decrease in the income tax provision is primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.

Results of Operations for the nine months ended November 30, 2025, as compared to the nine months ended November 30, 2024:

	Nine Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Revenues:
Lease rental revenue	$565,722	$483,389
Direct financing and sales-type lease revenue	15,491	16,177
Amortization of lease premiums, discounts and incentives	202	(18,005)
Maintenance revenue	81,748	76,044
Total lease revenue	663,163	557,605
Gain on sale or disposition of flight equipment	59,621	56,909
Other revenue	992	903
Total revenues	723,776	615,417
Operating expenses:
Depreciation	288,633	264,637
Interest, net	211,172	185,989
Selling, general and administrative	65,972	60,571
Provision for credit losses	(40)	281
Impairment of flight equipment	51,929	19,391
Maintenance and other costs	12,734	13,411
Total operating expenses	630,400	544,280

Other income (expense):
Gain (loss) on extinguishment of debt	(2,973)	285
Other	68,154	6,557

Total other income	65,181	6,842

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	158,557	77,979
Income tax provision	23,528	16,881
Earnings of unconsolidated equity method investment, net of tax	2,183	1,737

Net income	$137,212	$62,835
Revenues
Total revenues increased $108.4 million, attributable to:
Lease rental revenue increased $82.3 million, primarily attributable to an increase of $133.3 million related to 81 aircraft purchased since March 1, 2024.
This was partially offset by a $48.7 million decrease related to the sale of 55 aircraft and other flight equipment since March 1, 2024.

Amortization of lease premiums, discounts and lease incentives:

	Nine Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Amortization of lease premiums	$(5,262)	$(8,897)
Amortization of lease discounts	11,673	3,055
Amortization of lease incentives	(6,209)	(12,163)

Amortization of lease premiums, discounts and incentives	$202	$(18,005)
The amortization of lease premiums decreased by $3.6 million, primarily attributable to the full amortization of premiums on aircraft whose leases were extended.
The amortization of lease discounts increased $8.6 million due to the acquisition of aircraft.
The amortization of lease incentives decreased $6.0 million, primarily due to the reversal of lease incentive liabilities related to 2 engine redeliveries.
Maintenance revenue. For the nine months ended November 30, 2025 and 2024, we recorded $81.7 million and $76.0 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income as a result of scheduled aircraft lease expirations and engine redeliveries.
Gain on sale or disposition of flight equipment. During the nine months ended November 30, 2025, we sold 20 aircraft and other flight equipment for gains totaling $59.6 million.
During the nine months ended November 30, 2024, we sold 20 aircraft and other flight equipment for gains totaling $56.9 million.
Operating expenses
Total operating expenses increased $86.1 million, attributable to:
Depreciation expense increased $24.0 million, primarily attributable to an increase of $52.9 million related to 81 aircraft purchased since March 1, 2024. This increase was partially offset by a decrease of $23.3 million related to 45 aircraft sold since March 1, 2024.
Interest, net increased $25.2 million due to a higher weighted average debt outstanding of $575.4 million.
Selling, general and administrative expenses increased $5.4 million, primarily due to higher personnel costs.
Impairment of flight equipment. During the nine months ended November 30, 2025, the Company recorded total impairment charges of $51.9 million. This amount includes $35.9 million related to aircraft leased to 2 customers that filed for bankruptcy protection. For these aircraft, the Company recognized $11.5 million of maintenance and lease rentals received in advance into revenue during the same period.
The remaining $16.0 million of impairment charges are transaction related, including aircraft and engine redeliveries, and also relate to other flight equipment recorded within other assets that are subject to tear-down and parts sales programs. For these items, the Company recognized $22.7 million in revenue related to maintenance, security deposits, and the reversal of lease incentive liabilities during the nine months ended November 30, 2025.
During the nine months ended November 30, 2024, the Company recorded impairment charges of $19.4 million, including $11.0 million of transactional impairments related to a scheduled lease expiration and a lease amendment for 1 aircraft. The Company recognized $24.0 million of maintenance revenue for these aircraft during the nine months ended November 30, 2024.

Other income
Total other income increased by $58.3 million. During the nine months ended November 30, 2025, the Company entered into settlement agreements with certain additional C&P insurers under the Company’s C&P Policies for an aggregate settlement amount of $62.3 million.
Income tax provision
Income tax provision. We recognized income tax provisions of $23.5 million and $16.9 million for the nine months ended November 30, 2025 and 2024, respectively. Our effective tax rate for the nine months ended November 30, 2025 and 2024 was 14.8% and 21.6%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits between the various jurisdictions in which we operate, primarily driven by lower U.S. earnings and the utilization of Bermuda net operating losses.
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
During the nine months ended November 30, 2025, we met our liquidity and capital resource needs with $367.2 million of cash flows from operations and $368.8 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of November 30, 2025, the weighted average maturity of our secured and unsecured debt financings was 3.4 years, and we were in compliance with all applicable covenants. In addition, 98% of our total debt is unsecured and $8.5 billion of our Net Book Value is unencumbered.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of January 1, 2026, total liquidity of $2.6 billion included $1.8 billion of undrawn credit facilities, $0.7 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through January 1, 2027. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Nine Months Ended November 30,
	2025	2024
	(Dollars in thousands)
Net cash flow provided by operating activities	$367,243	$367,062
Net cash flow used in investing activities	(884,717)	(116,553)
Net cash flow provided by financing activities	377,071	143,267
Operating Activities:
Cash flow provided by operating activities was $367.2 million and $367.1 million for the nine months ended November 30, 2025 and 2024, respectively. The nine months ended November 30, 2025 included higher customer collections driven by the growth of our fleet and higher lease rates on lease extensions. These increases were offset by higher cash paid for interest, primarily due to higher weighted average debt outstanding and, to a lesser extent, the timing of interest payments during the nine months ended November 30, 2025.
Investing Activities:
Cash flow used in investing activities was $884.7 million and $116.6 million for the nine months ended November 30, 2025 and 2024, respectively. The net increase of $768.2 million was primarily attributable to an increase of $744.6 million in the acquisition and improvement of flight equipment. Additionally, proceeds from the sale or disposition of aircraft and other flight equipment decreased by $105.2 million. This was partially offset by cash proceeds of $62.3 million in settlement of the Company’s claims against certain of the C&P insurers under its C&P Policies — see Note 3 to the Notes to Unaudited Consolidated Financial Statements.
Financing Activities:
Cash flow provided by financing activities was $377.1 million and $143.3 million for the nine months ended November 30, 2025 and 2024, respectively. The increase of $233.8 million was primarily attributable to a $594.6 million increase in borrowings from secured and unsecured financings, net of repayments, during the nine months ended November 30, 2025. This was offset by a $300.0 million decrease in proceeds from the issuance of common shares and a $41.8 million increase in dividends paid.
Debt Obligations
For complete information on our debt obligations, see Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $7.4 billion at November 30, 2025, from $6.7 billion at February 28, 2025, due to higher aircraft purchase commitments, outstanding debt and interest obligations.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the nine months ended November 30, 2025 and 2024, we incurred a total of $20.4 million and $18.9 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of November 30, 2025, the weighted average age by Net Book Value of our aircraft was approximately 8.6 years. In general, the costs of operating an aircraft, including maintenance expenditures, increase with the age of the aircraft. Our lease agreements call for the lessee to be primarily responsible for maintaining the aircraft. Our leases may require the lessee to make periodic payments to us during the lease term to provide reserves for future major maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for scheduled maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft, or a lessee fails to meet its maintenance obligations under the lease agreement.
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
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing in which we hold a 25% equity interest. As of November 30, 2025, the Net Book Value of its 6 aircraft was $204.9 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At November 30, 2025, approximately 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the nine months ended November 30, 2025, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $16.2 million in U.S. dollar equivalents and represented approximately 25% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not yet entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the nine months ended November 30, 2025 and 2024, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended November 30, 2025 and 2024:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024

Net income	$30,692	$18,095	$137,212	$62,835
Depreciation	96,055	87,604	288,633	264,637
Amortization of lease premiums, discounts and incentives	1,051	5,288	(202)	18,005
Interest, net	71,802	58,752	211,172	185,989
Income tax provision	5,579	4,281	23,528	16,881

EBITDA	$205,179	$174,020	$660,343	$548,347
Adjustments:
Impairment of flight equipment	15,710	8,419	51,929	19,391
Loss (gain) on extinguishment of debt	—	—	2,973	(285)
Adjusted EBITDA	$220,889	$182,439	$715,245	$567,453
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
As of November 30, 2025, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $7.9 million and $7.9 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2025. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.2	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2020).

3.3	Certificate of Designations, dated June 8, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).

4.1	Specimen Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-134669) filed on July 25, 2006).

10.1	Amendment No. 25 to Purchase Agreement COM0270-15, dated as of October 10, 2025 (Amendment No. 25), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2025 and February 28, 2025; (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended November 30, 2025 and 2024; (iii) Consolidated Statements of Cash Flows for the nine months ended November 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 30, 2025 and 2024; and (v) Notes to Unaudited Consolidated Financial Statements.*

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
Dated: January 13, 2026

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer