Form 10-K
period 2026-02-28
Aircastle LTD
filed 2026-04-21
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 28, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Shares based upon the closing price on the New York Stock Exchange on August 31, 2025 (the last business day of registrant’s most recently completed second fiscal quarter), beneficially owned by non-affiliates of the Registrant was $0 because the Registrant’s Common Shares were not publicly traded as of that date. For purposes of the foregoing calculation, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and executive officers and shareholders owning 10% or more of the outstanding common shares of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
As of April 14, 2026, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
All statements included or incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “enables,” “intends,” “plans,” “positions,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results being materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Annual Report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (“SEC”), including as described in Item 1A, and elsewhere in this Annual Report. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this Annual Report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
WEBSITE AND ACCESS TO COMPANY’S REPORTS
The Company’s Internet website can be found at www.aircastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished with the SEC are available free of charge through our website under “Investors — SEC Filings.”
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under “ESG.” In addition, our Code of Ethics for the Chief Executive and Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer, is available in print, free of charge, to any shareholder upon request to Investor Relations, Aircastle Limited, c/o Aircastle Advisor LLC, 201 Tresser Boulevard, Suite 400, Stamford, Connecticut 06901.
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
Overview
Aircastle acquires, leases, and sells commercial jet aircraft to airlines worldwide. We are a leading secondary market investor, sourcing aircraft through a variety of acquisition channels, including other aircraft lessors, airlines through purchase-leaseback transactions, financial institutions and other aircraft owners, and aircraft manufacturers. We have significant experience in successfully managing aircraft throughout their life cycle, including lease and technical management, aircraft redeliveries, transitions, and asset sales or disposals. We sell aircraft and engine assets, either with a lease attached or on a part-out basis, with the objective of generating profits and reinvesting sale proceeds. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore.
As of February 28, 2026, we owned and managed 282 aircraft leased to 76 lessees located in 45 countries. The net book value of our fleet (comprised of flight equipment held for lease and net investment in leases, or “Net Book Value”) was $8.5 billion as of February 28, 2026, an increase of 8% from $7.9 billion as of February 28, 2025. The weighted average age of our fleet was 9.0 years and the weighted average remaining lease term was 5.4 years. The weighted average utilization rate of our fleet was 99% for the year ended February 28, 2026. During the year ended February 28, 2026, we purchased 46 aircraft and sold 33 aircraft and other flight equipment. As of February 28, 2026, we had commitments to purchase 17 aircraft with delivery through November 2028 for $829.5 million, which includes estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $975.1 million, $194.0 million, and $945.1 million, respectively, for the year ended February 28, 2026, and $821.0 million, $123.6 million and $789.9 million, respectively, for the year ended February 28, 2025. Cash flow provided by operating activities was $483.1 million and $464.0 million for the years ended February 28, 2026 and 2025, respectively. Our financial performance continued to reflect strong global passenger demand for air travel and sustained demand for our narrow-body aircraft, driven by ongoing Original Equipment Manufacturer (“OEM”) delivery delays and broader supply chain constraints. These market conditions supported elevated lease extension activity and strong gains on sales, which contributed positively to our operating results. Our financial performance was also favorably impacted by additional cash settlement proceeds received in respect of our contingent and possessed insurance policies for aircraft formerly on lease to Russian airlines.
Growth in commercial air traffic has historically been correlated with global economic activity and has grown at a rate of approximately one to two times that of global gross domestic product (“GDP”) growth. This growth in air travel has driven expansion of the global aircraft fleet, which currently consists of approximately 28,000 commercial mainline passenger and freighter aircraft. Aircraft leasing companies own approximately 49% of the world’s commercial passenger jet aircraft. Under normal market conditions, we would expect the global fleet to continue expanding at an average annual rate of approximately 2 to 3%.
We believe our portfolio, which is primarily comprised of new technology and mid-life narrow-body aircraft, will remain attractive to our airline customers, enabling them to respond to continued growth in global air travel demand. As a leading secondary market investor, we believe that our long-standing strategy of maintaining conservative leverage and limiting long-term financial commitments positions us well to pursue attractive investment opportunities as they arise.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than 30 years of relevant industry experience and has successfully managed the business through prior periods of industry disruption, including the COVID-19 pandemic, the 2008 global financial crisis, and the September 11, 2001 terror attacks.

We believe we have sufficient liquidity to meet our contractual obligations over the next 12 months. As of April 1, 2026, total liquidity of approximately $2.6 billion consisted of $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and sales through April 1, 2027 and $0.1 billion of unrestricted cash through April 1, 2027.
Middle East Conflict
Recent armed conflicts and heightened geopolitical tensions in the Middle East have increased uncertainty regarding regional stability. Military actions and retaliatory measures involving multiple parties in the region have disrupted, and may continue to disrupt, commercial aviation and related economic activity, including oil markets and trade flows.
We are closely monitoring the evolving conflict and related geopolitical developments. While the ultimate impact on our business, financial condition and results of operations is currently uncertain, these hostilities have adversely affected, and an escalation or prolonged continuation of hostilities could continue to adversely affect, commercial aviation activity in the region, including through airspace closures, reduced flight operations, increased fuel and insurance costs, supply chain disruptions and broader macroeconomic effects. Such impacts could, in turn, negatively affect the financial condition and operating performance of airlines operating in, or flying through, the region, potentially resulting in lease restructurings, payment deferrals, or defaults.
As of and for the year ended February 28, 2026, our airline customers located in the Middle East represented approximately 5% of both our Net Book Value and lease rental revenue. Although our exposure to the region is limited and diversified across lessees and aircraft types, a sustained deterioration in regional or economic conditions could nevertheless have an adverse effect on our business, financial condition and results of operations.
Our Competitive Strengths
We believe the following competitive strengths positions us to generate attractive risk-adjusted returns and capitalize on growth opportunities across market cycles in the global aviation industry:

•Diversified Portfolio of Modern, in Demand Aircraft: We own a portfolio of modern commercial jet aircraft that is diversified by lessee, geography, lease maturity and aircraft type. As of February 28, 2026, our owned and managed aircraft fleet consisted of 282 aircraft leased to 76 lessees in 45 countries. Lease expirations for our owned aircraft are well dispersed, with a weighted-average remaining lease term of 5.4 years. This provides us with a long-dated base of contracted revenues. We believe our focus on portfolio diversification reduces the risks associated with individual lessee defaults and localized geopolitical or economic disruptions, and results in generally predictable cash flows.
•Flexible, Disciplined Acquisition Strategy Supported by a Broad Sourcing Network: Our investment strategy is designed to identify attractive risk-adjusted return opportunities across the commercial jet market, allowing our acquisition activity to adapt to changing market conditions. We source our acquisitions through well-established relationships with other aircraft lessors, airlines, financial institutions, other aircraft owners and aircraft and engine manufacturers. Since our formation in 2004, we have acquired 691 aircraft for $23.0 billion as of February 28, 2026. We have executed more than 217 transactions with 115 counterparties as of February 28, 2026, reflecting the breadth of our sourcing network and enhancing our ability to selectively deploy capital where we see the most compelling opportunities.
•Significant Experience in Successfully Selling Aircraft Across Their Life Cycle: Our team is adept at managing and executing the sale of aircraft, either with a lease attached or on a part-out basis. Since our formation, we have sold 387 aircraft to 118 buyers for $8.2 billion as of February 28, 2026. These sales produced net gains of $808.9 million and involved a wide range of aircraft types and buyers. Of these aircraft, 278, or 72%, were over 14 years old at the time of sale; often being sold on a part-out disposition basis, where the airframe and engines may be sold to various buyers. We believe our proven capability to sell older aircraft differentiates us from many of our competitors.
•Strong Capital Raising Track Record and Access to Diverse Global Funding Sources: Since our inception, we have raised $2.6 billion in equity capital from private and public investors as of February 28, 2026. In addition, we have raised $25.0 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt and the aircraft securitization market. We maintain strong, strategic relationships with our shareholders, Marubeni Corporation (“Marubeni”) and Mizuho Leasing Company, Limited (“Mizuho Leasing” and together with Marubeni, our “Shareholders”), who have originated Japanese structured aircraft investment transactions, including Japanese Operating Lease and Japanese Operating Lease with Call Option (“JOLCO”) transactions. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new opportunities.
•Our Capital Structure Provides Investment Flexibility: As of February 28, 2026, we had $1.9 billion available from unsecured revolving credit facilities, 100% of which is not scheduled to mature until 2028 through 2029, thereby limiting our near-term financial markets exposure. Combined with our relatively limited forward capital commitments, we have the resources to take advantage of future investment opportunities. Our large, unencumbered asset base and our unsecured revolving lines of credit give us access to the unsecured bond market, which we expect will allow us to pursue a flexible and opportunistic investment strategy over the long term.
•Experienced Management Team with Significant Expertise: Our leadership team has significant relevant industry experience, and we have expertise in the acquisition, leasing, financing, technical management, restructuring/repossession and sale of aviation assets. This experience spans several industry cycles, a wide range of business conditions and diverse geographic markets. We believe our management team is well positioned to manage risk, optimize portfolio performance and support our long-term capital and growth objectives.
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
Business Strategy
Our business approach is to continue to remain differentiated from other leasing companies that rely on large order books with aircraft manufacturers. Recent global disruptions have required, and may continue to require, an enhanced focus on diligent and proactive risk monitoring, while continuing to pursue our core strategies. Our focus is to actively manage risk, secure liquidity and maintain financial flexibility, while growing our assets and profits over the long term. By limiting long-term capital commitments and maintaining a conservative capital structure, we seek to best position ourselves for future investment opportunities.
Our business strategy entails the following elements:
•Pursuing a disciplined and differentiated investment strategy. In our view, the relative values of different aircraft change over time. We continually reevaluate investments across different aircraft models, ages, lessees and acquisition channels as market conditions and relative investment values change. We believe our team’s experience with a wide range of asset types and the financing flexibility provided by our access to unsecured debt gives us a competitive advantage. We view orders from aircraft manufacturers to be part of our investment opportunity set; however, we have limited long-term capital commitments and are not dependent on manufacturer order books as a primary source of growth, unlike many of our competitors. Over the long term we plan to grow our business and profits while maintaining a conservative and flexible capital structure.
•Selling assets when attractive opportunities arise. We sell assets with the aim of realizing value, generating gains and reinvesting proceeds into new investment opportunities. We also use asset sales as an active portfolio management tool, including reducing lessee-specific concentrations and lowering residual value exposures to certain aircraft types.
•Maintaining efficient access to capital from a wide set of sources and leveraging our investment grade credit rating. We believe the aircraft investment market is influenced by the business cycle. Our strategy is to increase acquisition activity when asset prices are low and to emphasize asset sales when prices are high. To implement this approach, we believe it is important to maintain access to a wide variety of financing sources. Since 2018, we have had an investment grade corporate credit rating and maintained strong portfolio and capital structure metrics while achieving critical scale through accretive growth. We believe our investment grade rating lowers our borrowing costs and facilitates more reliable access to both unsecured and secured debt capital throughout the business cycle. There can be no assurance, however, that we will be able to access capital on a cost-effective basis and our failure to do so could have a material adverse effect on our business, financial condition or results of operation.
•Leveraging our strategic relationships. We intend to optimize the benefits provided through our extensive global industry relationships, as well as those maintained by our Shareholders. These relationships enhance our access to Japanese-based financing sources and have supported the sourcing and development of our joint venture activities.
•Capturing the value of our efficient operating platform and proven operating track record. We believe our team’s capabilities in the global aircraft leasing market positions us to explore new income-generating activities as capital becomes available. We intend to continue focusing our efforts on investment opportunities where we believe we have competitive advantages and on transactions that offer attractive risk-adjusted returns.
•Maintaining a balanced and diversified lease portfolio. We operate within a defined risk appetite articulated through our risk guardrails, which are designed to manage portfolio risk and highlight areas where action to mitigate risk may be appropriate. Our risk guardrails set limits on lessee concentration by risk rating, geographic concentrations, aircraft type concentrations, overall portfolio credit quality distribution, and lease maturity distribution. We believe that our balanced and diversified fleet, together with disciplined portfolio management, has and will enable us to reduce the risks associated with the impact of adverse geopolitical and macroeconomic events.
Acquisitions and Sales
We originate acquisitions and sales through well-established relationships with other aircraft lessors, airlines, financial institutions, other aircraft owners, and aircraft manufacturers, as well as through a variety of sourcing channels. We believe that sourcing such transactions globally through multiple channels provides a broad, diversified and relatively consistent pipeline of opportunities. During the year ended February 28, 2026, we acquired 46 aircraft for $1.7 billion and sold 33 aircraft and other flight equipment for net proceeds of $729.5 million. We recognized gains on the sale or disposition of aircraft totaling $95.9 million.
Our objective is to develop, maintain and actively manage a diverse operating lease portfolio. We regularly review our operating lease portfolio to optimize portfolio diversification and capital allocation, and to sell aircraft when we believe doing so will achieve more attractive risk-adjusted cash flows than reinvesting in and re-leasing the aircraft. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisitions and Sales.”
We have an experienced acquisition and sales team based in the United States, Ireland and Singapore that maintains strong relationships with a wide variety of market participants throughout the world. We believe that our seasoned personnel, global footprint and extensive industry contacts enhance our access to acquisition and sales opportunities, and that our strong operating track record supports reliable access to both debt and equity capital markets.
Potential investments and sales are evaluated by teams comprised of marketing, technical, risk management, finance and legal professionals. These teams consider a variety of factors before we commit to purchase or sell an aircraft, including price, specification and configuration, age, condition and maintenance history, operating efficiency, lease terms, financial condition and liquidity of the lessee, jurisdiction, industry trends and future redeployment potential and values. We believe that utilizing a cross-functional team of experts to consider investment parameters helps us to more comprehensively assess risk-adjusted returns of potential acquisitions and to execute transactions efficiently, including progressing expeditiously on letters of intent and acquisition documentation.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of consistently raising substantial capital from both debt and equity investors. We believe that our liquidity sources, including cash on hand, funds generated from operations, maintenance payments received from lessees, equity offerings, unsecured bond offerings, borrowings secured by our aircraft, draws under our revolving credit facilities and proceeds from any future aircraft sales, will be sufficient to satisfy our liquidity and capital resource needs over the next 12 months. We may choose to repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on maintaining continued access to debt and equity capital on terms we deem attractive.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Segments
We manage and analyze our business and report on our results of operations based on one operating segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker.
Aircraft Leases
Our aircraft are generally leased under net leases, pursuant to which we retain the benefits and bear the risks associated with re-leasing the aircraft and the residual value of the aircraft at the end of the lease. Leasing can be an attractive alternative to ownership for airlines, as it provides greater fleet flexibility, requires lower upfront capital commitments, and reduces aircraft residual value risks.
Typically, the lessee agrees to lease an aircraft for a fixed term, although certain of our leases allow the lessee the option to extend the lease for an additional term or, in limited cases, to terminate the lease prior to its scheduled expiration. Our leases require the lessee to pay periodic rentals during the lease term. Approximately 99% of our leases have fixed rental rates that are payable monthly in advance in U.S. dollars. For variable-rate leases, rentals are payable on a floating interest-rate basis using the secured overnight financing rate (“SOFR”).
Generally, we receive a cash deposit or letter of credit as security for the lessee’s performance of its obligations under the lease.
Under our leases, the lessee is responsible for paying operating expenses incurred or accrued during the term of the lease, which typically include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Many of our leases also contain provisions requiring us to pay a portion of the cost of aircraft modifications performed by the lessee at its expense where such modifications are mandated by recognized airworthiness authorities. The lessees are obliged to remove any liens on the aircraft, other than liens permitted under the leases.
In general, the lessee is responsible for performing maintenance on the aircraft and is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components. These maintenance payments are typically calculated based on hours or cycles of utilization or on calendar time, depending upon the applicable component, and are made either monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit provided by the lessee and market conditions at the time we enter into the lease. Where a lessee makes monthly maintenance payments, we are generally obligated to use such funds to reimburse the lessee for costs they incur for eligible heavy maintenance, overhaul or replacement of certain high-value components during the lease term, typically following completion of the relevant work. Where a lessee makes a single end of lease maintenance payment, the lessee would typically be required to compensate us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee if heavy maintenance is performed and paid for by the lessee and the aircraft is returned to us in better condition than at lease inception.
Our leases generally provide that the lessees’ payment obligations are absolute and unconditional under any and all circumstances and require payments to be made without set-off, withholding or counterclaim for any amounts the lessor may owe the lessee or for any claims the lessee may have against the lessor for any reason. Certain leases provide limited exceptions, including where a breach of quiet enjoyment by the lessor may permit a lessee to withhold payment. The leases also generally include an obligation of the lessee to gross up payments under the lease where lease payments are subject to withholding and other taxes, although there may be some limitations to the gross up obligation, including provisions which do not require a lessee to gross up payments if the withholdings arise out of our ownership or tax structure. In addition, changes in law may result in the imposition of withholding and other taxes and charges that are not reimbursable by the lessee under the lease or that cannot be reimbursed under applicable law. Our leases also generally require the lessee to indemnify the lessor for tax liabilities relating to the leases and the aircraft, including in most cases, value added tax and stamp duties, but excluding income tax or its equivalent imposed on the lessor.
The scheduled maturities of our aircraft leases by aircraft type grouping currently are as follows, taking into account sales, sale agreements, lease placements and renewal commitments as of April 14, 2026, by fiscal year:

Aircraft Type	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035	2036	2037	Off-Lease	Sold or Sale Agreement	Total
A319/A320/A321	6	16	26	23	11	14	5	—	3	—	—	—	—	5	109
A320neo/A321neo	2	7	1	5	3	8	7	6	5	3	1	2	4	—	54
A330-200/300	—	2	—	5	1	4	—	—	—	—	—	—	—	—	12
737-700/800	—	9	8	11	8	1	3	3	4	2	1	—	—	1	51
737-MAX8/MAX9	—	—	—	—	1	1	4	3	3	1	4	6	—	—	23
E195	4	1	—	—	—	—	—	—	—	—	—	—	—	—	5
E2-195	—	—	—	—	—	5	5	1	4	3	—	—	—	—	18
Freighters	—	—	—	—	3	—	1	1	—	—	—	—	—	—	5
Total	12	35	35	44	27	33	25	14	19	9	6	8	4	6	277
Fiscal Year 2026 Lease Expirations and Lease Placements
As of April 14, 2026, we have 4 off-lease aircraft and 12 aircraft with leases expiring in fiscal year 2026, which combined account for 4% of our Net Book Value at February 28, 2026, still to be placed or sold.
Fiscal Year 2027-2030 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled between fiscal years 2027 and 2030, representing the percentage of our Net Book Value at February 28, 2026, specified below:
•2027: 35 aircraft, representing 10%;
•2028: 35 aircraft, representing 9%;
•2029: 44 aircraft, representing 15%; and
•2030: 27 aircraft, representing 9%.
Lease Management and Remarketing
Our aircraft re-leasing strategy is focused on proactively developing opportunities well in advance of scheduled lease expirations. This approach allows us to evaluate a broad set of alternatives, including redeployment, sale or part-out, and to allow for reconfiguration or maintenance lead times where needed. We also proactively monitor the credit quality of our customers and may seek early return and redeployment of aircraft if we feel that a lessee is unlikely to perform its obligations under a lease. In addition, we have invested significant resources in developing and implementing modern, efficient lease management information systems and processes to support the effective management and remarketing of aircraft within our portfolio.
Portfolio Risk Management
Our objective is to build and maintain a balanced and diversified lease portfolio that delivers returns commensurate with risk. We have a defined risk appetite framework to support portfolio risk management and to identify areas where actions to mitigate risk may be appropriate, taking into account the following:
• individual lessee exposures;
• geographic concentrations;
• aircraft type concentrations;

• portfolio credit quality distribution; and
• lease maturity distribution.
We have a dedicated risk management team that performs detailed due diligence on lessees when aircraft are acquired with a lease already in place and for placement of aircraft with new lessees following lease expiration or termination. The risk management team also monitors the portfolio on an ongoing basis.
Other Aviation Assets and Alternative New Business Approaches
We believe investment opportunities may arise in related areas, including financing secured by commercial jet aircraft, as well as jet engine and spare parts leasing, trading and financing. From time to time, we have made, and may continue to make opportunistic investments in these or other sectors or in other aviation-related assets, and we intend to continue to explore other income-generating activities and investments opportunities.
We source and service investments for our joint venture, to which we provide marketing, asset management and administrative services. We are paid market-based fees for these services, which are recorded in other revenue in our consolidated statements of income.
We believe we have a world class servicing platform and may also pursue opportunities to capitalize on these capabilities, including providing aircraft management services for third party aircraft owners.
Competition
The aircraft leasing and trading industry is highly competitive with a significant number of active participants. We face competition for the acquisition, placement and sale of aircraft. Competition for aircraft acquisitions comes from many sources, ranging from large established aircraft leasing companies to smaller players and new entrants.
Competition for leasing, re-leasing and selling aircraft is based upon a number of factors, including aircraft availability, type and condition, operator base, customer relationships, lease rates, pricing, and other lease terms. Aircraft manufacturers, leasing companies, airlines and other operators, distributors, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft compete with us, although their focus may be on different market segments and aircraft types.
Larger lessors are generally more focused on acquiring new aircraft via direct orders with the OEMs and through purchase lease-back transactions with airlines. These larger lessors include AerCap Holdings, SMBC Aviation Capital, Avolon Holdings, Air Lease Corporation, Dubai Aerospace Enterprise, Aviation Capital Group and BOC Aviation.
Competition for mid-aged and older aircraft comes from other competitors that, in many cases, rely on private equity, hedge fund or other alternative capital sources. Such competitors include Carlyle Aviation Partners, Castlelake and other players, including new entrants, funded by alternative investment funds and companies. These companies are typically fund-based, rather than supported by permanent capital structures and have benefited from the availability of debt financing for mid-aged aircraft, although some have also established permanent capital structures to access the unsecured debt markets.
Some of our competitors have greater financial resources and/or a lower cost of capital. A number of competitors place speculative orders for new aircraft to be leased upon delivery from the manufacturer, which compete with both new and used aircraft offered by other lessors. The aircraft leasing industry is also characterized by ongoing merger and acquisition activity and new entrants, as barriers to entry are relatively low.
We believe we compete favorably in aircraft acquisition, leasing and sales activities due to the reputation of our experienced team, extensive market relationships and demonstrated ability to source and acquire aircraft effectively. We also believe our access to unsecured debt provides a competitive advantage by enabling us to pursue investment opportunities quickly and reliably, including in situations where secured, non-recourse financing may be less readily available.

Insurance
We require our lessees to carry general third-party legal liability insurance, all-risk aircraft hull and spares insurance (both with respect to the aircraft and with respect to each engine or part when not installed on our aircraft), war-risk hull and spares insurance, and excess war liability insurance. We are named as an additional insured on liability insurance policies carried by our lessees, and we or one of our lenders will be designated as a contract party/loss payee in the event of a total loss of the aircraft. We maintain contingent and possessed hull, war, excess war and legal and liability insurance coverage with respect to our aircraft which provides coverage when our equipment is not on lease or where a lessee party fails to indemnify us. This coverage is intended to protect against certain risks, including where a lessee’s insurance fails, but excluding coverage for other risks such as the risk of insolvency of the primary insurer or reinsurer. Not all losses are covered by insurance and in some cases, the insurers also have maximum limits (aggregate limits) on amounts payable.
We maintain insurance policies to cover non-aviation risks related to physical damage to our equipment and property, as well as with respect to third-party liabilities arising through the course of our normal business operations (other than aircraft operations). We also maintain limited business interruption insurance designed to cover a portion of the costs we would expect to incur in connection with a disruption to our main facilities, and we maintain directors’ and officers’ liability insurance providing coverage for liabilities related to the service of our directors, officers and certain employees. Consistent with industry practice, our insurance policies are generally subject to deductibles or self-retention amounts.
Geopolitical events and regional conflicts have, in recent years, led insurers to reassess their coverage and significantly increase premiums. In addition, insurance claims arising from geopolitical events may remain unsettled and, in some cases, may be subject to dispute resolution or litigation, which could take years to resolve, if at all. We believe that the insurance coverage currently carried by our lessees and by Aircastle is consistent with industry practice and provides adequate protection against the accident-related and other covered risks involved in the conduct of our business. However, there can be no assurance that we have adequately insured against all risks, that lessees will at all times comply with their obligations to maintain insurance, that our lessees’ insurers and re-insurers will be or will remain solvent and able to satisfy any claims, that any particular claim will ultimately be paid or that we or our lessees will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Furthermore, war risk insurance may be automatically cancelled as a result of certain events outside our control, including the escalation of armed conflict or geopolitical instability.
Corporate Responsibility and Sustainability
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
The Company believes the operations of our customers could be affected by the potential impacts of both climate change and sustainability targets and initiatives aimed at curbing its effect, so we are committed to monitoring sustainability developments. The Company’s long-term strategic plan takes these rapidly developing initiatives into consideration when we evaluate the technology behind the aircraft we target for investment. For the year ended February 28, 2026, 63% of our incremental net book value acquired was new technology aircraft with higher efficiency and lower emissions. Although the Company continues to increase the new technology portion of our fleet, it is understood that manufacturer output is below the global market’s demand for new aircraft. Technical challenges to certain engine types that service new aircraft types also have extended the lives of current technology aircraft.
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
Our People
As of February 28, 2026, we had 119 employees. None of our employees are covered by a collective bargaining agreement, and we believe that we maintain excellent employee relations.
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
Government Regulation
The air transportation industry is highly regulated. Aircastle itself is generally not directly subject to most air transportation regulations as we do not operate aircraft. By contrast, our lessees are subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and where they operate. Such laws govern, among other things, the registration, operation, security, and maintenance of our aircraft, environmental issues and the financial oversight of their operations.
Regulatory requirements applicable to the aviation industry, including those relating to carbon emissions, sustainability initiatives and aircraft noise, continue to evolve and, in many cases, involve an international regulatory framework. The impact of these regulatory developments on the airline sector, together with broader global events and periods of industry disruption, has increased regulatory complexity and uncertainty. Additional regulatory changes affecting the aviation industry may occur in the future, the scope and impact of which are difficult to predict.
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
•The concentration of our portfolio around a specific aircraft or engine type could have a material adverse effect on our business should the aircraft or engine type encounter disruptions, manufacturing and quality control issues, or other difficulties.
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
•operating costs, including the price and availability of jet fuel, labor costs and the cost, availability, and scope of insurance coverages;
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
•aircraft accidents or other safety-related events;
•the availability of government support through subsidies, loans, guarantees, equity investments;
•changing political conditions, including risk of protectionism, travel restrictions, or trade barriers;
•geopolitical events, including war, terrorism, epidemic or pandemic diseases and natural disasters;
•the impact of climate change and related compliance costs on demand and supply of air travel;
•cyber risk, including information hacking, viruses, ransomware and malware; and
•governmental regulation of airlines, including noise regulations, emissions regulations, climate change initiatives, and aircraft age limitations.

These factors, and others, may lead to defaults by our customers, may delay or prevent aircraft deliveries or transitions, may result in payment or other lease term restructurings, may increase our costs from repossessions or may reduce our revenues due to downtime or lower re-lease rates.
Adverse currency movements could negatively impact the profitability of our lessees.
Many of our lessees are exposed to currency risk as they earn revenues in local currencies while a significant portion of their liabilities and expenses, including fuel, debt service, and lease payments are denominated in U.S. dollars. If the local currency is devalued, our lessees may not be able to increase revenue sufficiently to offset the impact of exchange rates on these expenses. In addition, the implementation of strict currency controls by local governments may make it difficult for our lessees to access U.S. dollars. Currency depreciation and currency controls could impact the ability of our customers to meet their contractual obligations in a timely manner. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly.
Increases in fuel prices could negatively impact the profitability of our lessees.
Fuel costs represent a major expense to airlines and are subject to significant volatility. Airlines may not be able to successfully manage their exposure to fuel prices through hedging or other risk management strategies, and significant increases could materially affect their operating results. Airlines may not be able to pass on increases in fuel prices to their customers through higher fares, particularly in competitive markets or during periods of weakened demand. Fuel price volatility may be exacerbated by geopolitical events, including armed conflicts, political instability or disruptions to global energy supply, which can result in sudden and sustained increases in fuel costs. High fuel prices may also have a general impact on consumer spending and reduce demand for air transportation.
Lessee defaults could materially adversely affect our business, financial condition and results of operations.
Investors should expect some lessees to experience payment difficulties, particularly in difficult economic, financial or operating environments. As a result of their financial condition and constraints on liquidity, lessees may be significantly in arrears in their rental or maintenance payments. Liquidity issues are more likely to lead to airline failures during periods of significant declines in air traffic, financial system distress, volatile fuel prices and broader economic slowdowns. Given the size of our aircraft portfolio, we expect that from time to time some lessees will be slow or will fail to make their payments in full under their leases.
We may not correctly assess the credit risk of a lessee at the time of lease origination, or that risk could change over time. We may not be able to charge or maintain risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future. We may experience some level of delinquency under our leases, and levels of delinquencies and defaults may increase over time. A lessee may experience periodic difficulties that are not financial in nature, which could impair its performance of maintenance obligations under the leases. These difficulties may include failure to perform required aircraft maintenance and labor-management disagreements or disputes.
In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.
Significant costs resulting from lease defaults could have a material adverse effect on our business.
While we have the right to repossess aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft may involve significant time and cost. Such costs may include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings, and costs to obtain possession, deregistration of the aircraft and flight and export permissions. Delays resulting from these proceedings would increase the period during which the aircraft is not generating revenue. We may also incur maintenance, refurbishment or repair costs that a defaulting lessee has failed to undertake or pay and that are necessary to put the aircraft in suitable condition for re-lease or sale. We may be required to pay off liens, claims, taxes and other governmental charges to obtain clear possession and to remarket the aircraft for re-lease or sale. We may also incur maintenance, storage or other costs while we have physical possession of the aircraft.
We may suffer other adverse consequences due to a lessee default and the repossession of the aircraft. Our rights upon a lessee default vary significantly by jurisdiction and may include the need to obtain a court order for repossession of the aircraft and consents for deregistration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or without performing all of the obligations under the lease. There can be no assurance that jurisdictions that have adopted the Cape Town Convention will enforce it as written. Certain of our lessees are owned in whole or in part by government-related entities, which could complicate our efforts to repossess the relevant aircraft. Accordingly, we may be delayed in, or prevented from, enforcing our rights under a lease and in re-leasing or selling the affected aircraft.
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
When a lessee is late in making payments or fails to make payments in full, we may elect to or may be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all the past due amounts. If requests for payment restructuring or rescheduling are granted, rental payments may be reduced, deferred or otherwise modified over all or some part of the remaining term of the lease, and the terms of payment may be less favorable or such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases and we may be unable to repossess our aircraft on a timely basis. If we, in the exercise of our remedies, repossess the aircraft, we may not be able to re-lease the aircraft promptly, at favorable rates, or at all.
The terms and conditions of payment restructurings or reschedulings, particularly involving lessees where we have significant exposure, may adversely affect our cash flows.
Airline reorganizations could have an adverse effect on our financial results.
As a result of adverse economic conditions, airlines may be forced to reorganize. Bankruptcies and reduced demand may lead to the grounding of significant numbers of aircraft and negotiated reductions or deferrals of aircraft lease rental rates, with the effect of depressing aircraft market values. Additional grounded aircraft and lower market values would adversely affect our ability to sell certain of our aircraft on favorable terms, or at all, or re-lease other aircraft at favorable rates comparable to the then current market conditions, which collectively would have an adverse effect on our financial results. We may not recover any of our claims or damages against an airline under bankruptcy or insolvency protection.
If our lessees fail to appropriately discharge aircraft liens, we might find it necessary to pay such claims.
In the normal course of business, liens that secure the payment of airport fees and taxes, custom duties, air navigation charges (including charges imposed by Eurocontrol), landing charges, crew wages, repairer’s charges, salvage or other liens, may, depending on the jurisdiction, attach to the aircraft. These liens may secure substantial sums that may, in certain jurisdictions or for certain types of liens (particularly “fleet liens”), exceed the value of the relevant aircraft. Although the financial obligations relating to these liens are the responsibility of our lessees, if they fail to fulfill their obligations, these liens may attach to our aircraft and ultimately become our responsibility. Until these liens are discharged, we may be unable to repossess, re-lease or sell the aircraft or unable to avoid detention or forfeiture of the aircraft.
Our lessees may not comply with their obligations under their respective leases to discharge liens arising during the terms of their leases. If they do not do so, we may find it necessary to pay the claims secured by any liens in order to repossess the aircraft.

Risks associated with the concentration of our lessees in certain geographical regions could harm our business or financial results.
Through our lessees and the countries in which they operate, we are exposed to the specific conditions and associated risks of those particular jurisdictions. An adverse economic, political, or regulatory event or a deterioration in operating conditions in any region or country in which our lessees or our aircraft are concentrated could affect the ability of our lessees to meet their obligations to us or expose us to heightened legal or political risks associated with the affected jurisdictions, which could have a material adverse effect on our financial results.
Many of our lessees operate in emerging markets and we are indirectly subject to the economic and political risks associated with such markets.
Emerging markets may be more vulnerable to economic and political problems, such as significant fluctuations in gross domestic product, interest and currency exchange rates, government instability, nationalization and expropriation of private assets, less predictable or less developed legal and judicial systems, change in law regarding recognition of contracts or ownership rights, changes in governments or government policy and the imposition of taxes, tariffs or other charges by governments. The occurrence of these events may adversely affect our ownership interests in aircraft, our ability to enforce our contractual rights, or the ability of our lessees to meet their lease obligations. For the year ended February 28, 2026, 50 of our lessees, which operated 130 aircraft and generated 51% of our lease rental revenue, are domiciled or habitually based in emerging markets.
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
•manufacturer production levels, production quality control issues, and technical or other difficulties;
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
These and other factors may produce movements in aircraft values and lease rates, which could adversely affect the economics of aircraft acquisitions, result in lease defaults, or delay or prevent aircraft from being re-leased or sold on favorable terms.
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
Any decrease in the values of, or lease rates for, commercial aircraft which may result from the above factors or other unanticipated factors may have a material adverse effect on our financial results.
Climate change may have a long-term impact on our business.
There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, stakeholder and financier expectations, and local, national and international climate change policies and regulatory frameworks all have the potential to disrupt our business and operations. Various countries, including the United States and countries in the European Union (“E.U.”), have announced sustainability initiatives that, among other things, aim to reduce carbon emissions, explore sustainable aviation fuels and establish sustainability measures and targets. Developing climate and environmental regulations may impact the types of aircraft we target for investment and the demand for certain aircraft and engine types, and could result in a significant increase in our costs and expenses, including compliance, reporting, operational and capital costs, and adversely affect future revenue, cash flows and financial performance. Failure to address climate change or to adapt our business strategy to evolving climate-related expectations could result in greater exposure to economic and other risks and impact our ability to meet developing climate goals.
The introduction of new technology aircraft types and higher production levels could cause our existing aircraft portfolio to become outdated and therefore less desirable.
New aircraft types or variants, and higher production levels of new technology aircraft types that have already been launched, may cause certain aircraft in our existing aircraft portfolio to become less desirable to potential lessees or purchasers. New technology aircraft may shorten the economic lives of certain aircraft in our portfolio or limit demand for those aircraft. Certain new technology aircraft programs, including the Boeing 737 MAX and 787 and the Airbus A220, A320neo family, A330neo and A350, are currently in production. The Boeing 777X is expected to enter service in 2027. In addition, the Commercial Aircraft Corporation of China Ltd. has developed aircraft models intended to compete with certain narrow-body aircraft manufactured by Airbus and Boeing, as well as regional jet aircraft manufactured by Embraer. These new technology aircraft types, and potential variants of these types, may reduce the desirability of, and have an adverse effect on the residual values and future lease rates of, older aircraft types and variants. The development of more fuel-efficient engines could make aircraft in our portfolio with less fuel-efficient engines less attractive to potential lessees.
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
Sustainable Aviation Fuel has been identified by IATA as the primary means by which IATA’s NetZero 2050 goal is to be achieved. Many governments, including the E.U., the United Kingdom, Brazil and Japan, have mandated aviation operators employ benchmarked percentages of SAF “drop in” blend on future commercial flights. A significant increase in SAF production will be required to make these benchmarks attainable, and at present, the cost of SAF is approximately two to three times the cost of fossil jet fuel. Meeting mandated SAF blends could pose a significant operating cost to our customers.
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
In recent years, there has been an increased expectation for companies across many industries to balance commercial interests with responsible ESG practices focused on accountability to stakeholders. In recognition of this trend, organizations are sometimes evaluated by rating agencies using differing and evolving sustainability evaluation criteria, which, in some cases, results in ESG-specific ratings or scores. Certain institutional investors and lenders, including those that invest in our unsecured notes or provide secured lending facilities, may be required or may choose to consider ESG-related risks in allocating capital. As a result, they may limit exposure to certain industries or companies based on ESG considerations. Our ability to obtain financing at strategic rates could be impacted by these perceptions and ratings or by any developing key performance indicators which the Company and financiers may develop over time.
More recently, there has been increased divergence in ESG-related regulation, policy and sentiment across jurisdictions, including differing approaches in the United States and in certain international markets, which may result in regulatory or compliance uncertainty. Our efforts to implement ESG-related initiatives, and the timing and manner of their adoption, may be impacted by broader changes in ESG sentiment (including those in opposition to ESG principles), policy shifts and divergence of regulations, policies and practices with respect to these matters. If we are unable to meet ESG-related standards or expectations, whether established by us or third parties, it could result in adverse publicity, reputational harm, and/or loss of investment, which could adversely affect our business, results of operations, financial condition, and liquidity.
The older age of some of our aircraft may expose us to higher maintenance-related expenses.
In general, the costs of operating an aircraft, including maintenance expenditures, tend to increase as an aircraft ages. Additionally, older aircraft typically are less fuel-efficient than newer aircraft and may be more difficult to re-lease or sell, particularly if, due to increasing production rates by aircraft manufacturers or airline insolvencies, older aircraft are competing with a greater supply of newer aircraft in the lease or sale market. Expenses like fuel, carbon-related charges, aging aircraft inspections, maintenance or modification programs and related airworthiness directives may reduce the economic viability of operating older aircraft and may result in increased lessee defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or re-leasing of our aircraft. In addition, the re-leasing of larger wide-body aircraft may result in higher reinvestment and maintenance expenditures than re-leasing narrow-body aircraft.
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
Certain engine‑specific issues have adversely affected parts of the commercial aviation industry in recent years. For example, there has been an ongoing impact related to Pratt & Whitney geared turbofan engines, which has resulted in the temporary grounding of a significant number of Airbus A320 family aircraft worldwide. While these issues may moderate over time, they are expected to persist into the latter part of the decade, and could continue to result in reduced aircraft utilization, higher maintenance costs or extended downtime. In addition, delays in aircraft or engine deliveries from manufacturers, including Airbus and Boeing, could also adversely affect our business, results of operations, financial condition, and liquidity. Elevated levels of engine groundings may place additional pressure on maintenance facilities and engine repair shops. As a result, there may be insufficient capacity at maintenance, repair and overhaul facilities to perform required inspections, repairs or overhauls on a timely basis, which could further extend engine downtime and adversely affect aircraft utilization and lease revenues.
We operate in a highly competitive market for investment opportunities and for the leasing and sale of aircraft.
The aircraft leasing industry is highly competitive and we compete with other lessors, airlines, aircraft manufacturers, financial institutions, aircraft brokers and other investors with respect to aircraft acquisitions, leasing and sales.
A number of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances, lower investment return requirements or different assessments of credit, residual value or market risk, which could allow them to consider a wider variety of investments, establish more relationships, bid more aggressively on aviation assets available for sale and offer lower lease rates or sales prices than we can. Some of our competitors may provide financial services, maintenance services or other inducements to potential lessees or buyers that we are unable or unwilling to provide. As a result of competitive pressures, we may not be able to take advantage of attractive investment opportunities, and we may not be able to identify and make investments that are consistent with our investment objectives. Additionally, the barriers to entry in the aircraft acquisition and leasing market are comparatively low, and new entrants appear from time to time. We may not be able to compete effectively against present and future competitors in the aircraft acquisition, leasing or sales market.
Periods of prolonged aircraft delivery delays may cause some aircraft lessors to adjust their investment strategies, including increasing their focus on secondary market acquisitions. To the extent such shifts occur, competition in the secondary market may intensify, which could adversely affect acquisition pricing, asset availability or our ability to execute our growth strategy.
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
Our leases may require the lessee to make periodic payments to us during the lease term to provide reserves for major maintenance events. In such cases, we generally have an obligation to reimburse the lessee for qualifying maintenance once performed. Other leases do not provide for any periodic maintenance reserve payments and, instead, typically require the lessee to make payments at the end of the lease term. However, if such lessees default, the value of the aircraft could be negatively affected by the maintenance condition and we may be required to fund the entire cost of performing major maintenance on the relevant aircraft without having received compensating maintenance payments from these lessees.
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
A number of our lessees must obtain licenses, consents or approvals from governmental or regulatory authorities in order to import or operate the aircraft or comply with the terms of their leases. These may include consents required for certain payments under the leases and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and a governmental consent, once given, might be withdrawn. Consents needed in connection with future re-leasing or sale of an aircraft may not be forthcoming. Any of these events could adversely affect our ability to re-lease or sell aircraft.
Risks Related to Our Operations
Escalating tariffs, trade tensions, and protectionist measures may adversely affect our business, financial condition and results of operations.
Our business relies on the global movement of aircraft across international borders, and our airline customers operate in a highly interconnected global marketplace. More recently, certain governments have introduced new tariffs or expanded existing trade and protectionist measures, and such measures continue to evolve, creating ongoing uncertainty that may affect our operations. Protectionist policies in key markets worldwide, including the United States, the E.U. and China, may impact where we can source aircraft acquisitions, place and deliver aircraft, and sell or dispose of aircraft and other flight equipment. The implementation and enforceability of trade restrictions, or the expansion, modification or re-imposition of existing tariffs and other trade barriers may negatively impact our business and financial performance, including, but not limited to:
•tariffs on aircraft, engines and related components, which may increase aircraft acquisition costs, maintenance, expenses or operating costs borne by us or our lessees;
•retaliatory or reciprocal trade measures may disrupt global supply chains for aircraft and engine manufacturers, potentially resulting in delivery delays, reduced production rates or increased costs;
•restrictions, approvals or other regulatory requirements affecting cross-border leasing, financing, ownership or transfer of aircraft, which could complicate, delay or prevent transactions or limit our ability to place aircraft with certain lessees;
•trade restrictions or route-specific limitations may impair our lessees' ability to operate profitably in certain markets, potentially affecting their financial condition and ability to meet lease payment obligations; and
•broader geopolitical or economic instability arising from prolonged trade disputes, which may affect regions where we have significant assets deployed or reduce demand for air travel in certain markets.
Given the ongoing and dynamic nature of global trade policies and related uncertainties, it is difficult to predict the scope, timing, duration, enforceability or impact of tariffs, trade restrictions or related government actions, or their cumulative effect on us, our lessees or aircraft and engine manufacturers. Unfavorable trade policies, including tariffs, export and import restrictions, sanctions or other regulatory controls and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have been invalidated, may adversely affect our business, financial condition, and results of operations.
Events outside of our control, including economic downturns, the threat or realization of epidemic or pandemic diseases, terrorist attacks, war or armed hostilities between countries or non-state actors, and natural disasters may adversely affect the demand for air travel, the financial condition of our lessees and of the aviation industry more broadly, and may ultimately impact our business.
Air travel can be disrupted, sometimes severely, by the occurrence of unexpected events outside of our and our lessees’ control. Such events may include disruptions to government operations, including partial or full shutdowns of government services, which could result in reduced staffing or operational constraints at airports or aviation-related agencies, such as the Transportation Security Administration, leading to longer security wait times, flight delays or reduced passenger demand.
The occurrence of any such event, or multiple such events, could cause our lessees to experience decreased passenger demand, higher operating and financing costs and lower revenues, which could adversely affect their ability to make lease payments to us. These conditions may lead to lease restructurings, defaults or repossessions, reduce our lease revenues and cash flows, and could require us to record impairment charges to the extent we cannot recover our investment in affected aircraft assets.
Passenger demand for air travel has been materially affected by epidemic and pandemic diseases. Most recently, the COVID-19 pandemic resulted in a significant decline in global air travel levels, and prior epidemics and health events, including severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, and Ebola, have also negatively affected air travel. Such events have resulted, and similar events in the future may result, in prolonged periods of depressed air traffic, which may lead to weaker demand for certain aircraft types as well as airline customer defaults, bankruptcies or reorganizations. To the extent our lessees lack sufficient liquidity to withstand such periods, and are unable to obtain funding from private, government or other sources, we may be required to provide lease concessions, including deferrals or broader lease restructurings, which may negatively impact our business, financial condition, cash flows and results of operations. Future epidemic or pandemic diseases, or the fear of such events, could similarly provoke responses that negatively affect passenger air travel.
The airline industry has also been disrupted by terrorist attacks and by war or armed hostilities between countries or non-state actors, as well as the threat or fear of such events. These events may lead to reduced passenger demand and revenues due to safety concerns, additional security measures, increased fuel prices, higher financing costs, and difficulty in raising funds on favorable terms, or at all. In addition, these events may lead to higher costs of aircraft insurance or reduced availability of coverage, for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils. They may also lead to higher insurance costs due to the increased security measures and potential special charges, such as those related to the impairment of aircraft and other long-lived assets stemming from the above conditions. More recently, armed conflicts and regional instability, including in parts of Russia, Ukraine and the Middle East, have and may continue to have adverse effects on macroeconomic conditions, including fuel prices, the availability and cost of insurance, security conditions, currency exchange rates and financial markets. Airspace closures have and may require certain of our airline customers to continue re-routing flights to avoid such airspace which has resulted in increased flight times and fuel costs. Prolonged or expanded conflicts could result in new or additional sanctions, embargoes, further escalation or regional instability, and geopolitical shifts. Such geopolitical instability and uncertainty could have a negative impact on our ability to lease aircraft, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, including closures of air space, and could materially adversely affect our business, financial condition, and results of operations.
Natural disasters or other natural phenomena, such as severe weather conditions, floods, earthquakes or volcanic eruptions, may also disrupt air travel or airline operations in affected regions and could have an adverse effect on our lessees’ ability to satisfy their lease payment obligations to us.
Volatile financial market conditions may adversely impact our liquidity, our access to capital and our cost of capital and may adversely impact the airline industry and the financial condition of our lessees.
We may, from time to time, seek to opportunistically refinance, amend, re-price or otherwise replace our debt, obtain additional debt financing or enter into other financing arrangements, reduce or extend our debt, lower our interest payments or cost of capital available, or otherwise improve our financial position or the terms of our debt or other financing agreements. These actions may include open market or negotiated debt repurchases, repayments, redemptions or retirements of our debt or other financing arrangements.
The amount of debt that may be borrowed or issued, refinanced, repurchased, repaid, redeemed or otherwise retired, if any, will depend on prevailing market conditions, the trading levels of our debt, our cash position, compliance with our debt covenants and other factors. The availability and pricing of debt financing are subject to volatility and remain susceptible to global events, including economic downturns, political changes, rising interest rates, currency fluctuations, and the rate of international economic growth. If we need, but are unable, to obtain adequate capital on satisfactory terms, or at all, as a result of negative conditions in the capital markets or otherwise, our business, financial condition and results of operations could be materially adversely affected.

We bear the risk of re-leasing and selling our aircraft.
We bear the risk of re-leasing or selling our aircraft in order to generate cash flows. Only a portion of an aircraft’s value is supported by contractual cash flows from leases, and we are therefore exposed to the risk that the residual value will not be sufficient to permit us to fully recover our investment, which could require us to record impairment charges. In certain cases, we commit to purchase aircraft that are not subject to lease and therefore are subject to lease placement risk.
Other factors that may affect our ability to fully realize our investment in our aircraft, and that may increase the likelihood of impairment charges, include credit deterioration or default by a lessee, higher fuel prices which may reduce demand for older, less fuel-efficient aircraft, changes in environmental regulations or emissions requirements, age restrictions, customer preferences and other factors that may shorten the economic lives or reduce the marketability of certain aircraft types.
We own and lease long-lived assets, and adverse market conditions or customer defaults may require us to write down the value of some of our assets.
We perform recoverability assessments of our aircraft and other flight equipment at least annually, and more frequently when events or changes in circumstances indicate that the carrying amount or net book value of an asset may not be recoverable. We perform aircraft-specific recoverability tests whenever such indicators exist. For assets with indicators of impairment, we assess whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. These undiscounted cash flows include cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. If an aircraft does not meet the recoverability test, the aircraft will be written down to its estimated fair value, resulting in an impairment charge.
Our estimates and assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted net cash flows are subject to change in future periods and may be affected by changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation. If our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges.
Departure of key officers could harm our business and financial results.
Our senior management’s reputations and relationships with lessees, sellers, buyers and financiers of aircraft are a critical element of our business. We face intense competition for qualified personnel from other companies in the aircraft leasing industry, and we believe there is a limited pool of executives with the requisite experience in our industry. The Company seeks to maintain a pipeline of senior management talent to support continuity and succession planning, including for the Chief Executive Officer position and other key leadership positions. Our Board of Directors is actively involved in succession planning, including regular review of short- and long-term succession plans for senior positions. Our future success depends, to a significant extent, upon the continued service of our senior management personnel, including the Chief Executive Officer, and if we lose one or more of these individuals, our business could be adversely affected.
We are subject to risks related to our indebtedness that may limit our operational flexibility and our ability to compete with our competitors.
As of February 28, 2026, our total indebtedness was $5.3 billion, representing 66% of our total capitalization. Aircastle Limited is either the principal or co-obligor on, or has guaranteed, most of this indebtedness, and we are responsible for the timely payment of amounts due and compliance with covenants under the related debt documentation. We may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our substantial amount of indebtedness may increase our vulnerability to adverse economic and industry conditions, reduce our flexibility in planning for or reaction to changes in our business or industry, and adversely affect our cash flow and our ability to operate our business and compete effectively with our competitors. Our indebtedness subjects us to certain risks, including:

•while our current levels of secured indebtedness are limited, future increases in secured indebtedness may require us to pledge aircraft or other assets as collateral, which could limit our flexibility to sell or otherwise dispose of such aircraft, restrict our ability to incur additional indebtedness, or require us to apply proceeds from asset sales to repay such indebtedness;
•failure to comply with the terms of our indebtedness, including restrictive covenants, may result in additional interest being due, events of default or the acceleration of principal and unpaid interest on such indebtedness, and may result in the forfeiture of aircraft pledged as collateral; and
•non-compliance with covenants prohibiting certain investments and other restricted payments, raising additional capital or refinancing our existing debt, may reduce our operational flexibility and limit our ability to refinance.
Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and a credit downgrade or being put on negative watch could adversely impact our financial results.
Maintaining our credit ratings depends on our financial performance and on other factors, including the outlook of the ratings agencies on our sector and on the market generally. A downgrade of our credit rating or placement on negative watch may make it more difficult or costly for us to raise debt financing in the unsecured bond market, or may result in higher pricing or less favorable terms under other financings. Any such downgrade or negative watch may make it more difficult or more costly for us to satisfy our funding requirements. Any future tightening of capital or regulation of financial institutions could impact our ability to raise funds in the commercial bank loan market in the future.
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
•Unsecured Revolving Credit Facilities and Term Loan. Our unsecured revolving credit facilities and term loan contain $1.1 billion minimum net worth covenants, minimum unencumbered asset ratios, minimum fixed coverage ratios and cross-defaults to certain other financings of the Company.
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
We are dependent upon information technology systems to manage, process, store and transmit information associated with our operations, which may include proprietary business information and personally identifiable information of our customers, suppliers and employees. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including malware, ransomware, security breaches, cyber-attacks, cybersecurity incidents, employee error and defects in design, any of which could be enhanced or facilitated by artificial intelligence. There may also be an elevated risk of cyber-attacks and cybersecurity incidents by certain countries based on geopolitical tensions and events. Damage, disruption, or failure of information technology systems may result in interruptions to our operations or may require a significant investment to fix or replace them or may result in significant damage to our reputation. Although various measures have been implemented to manage our risks related to the information technology systems and network disruptions, our resources and technical sophistication may not be adequate to prevent all types of cyber-attacks and cybersecurity incidents that could lead to the payment of fraudulent claims, loss of sensitive information, including our own proprietary information or that of our customers, suppliers and employees, and could harm our reputation and result in lost revenues and additional costs and potential liabilities.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”). The IRA includes a provision which imposes a 15% minimum tax on adjusted financial statement income (“AFSI”) for corporations. For a corporation that is a member of a foreign-parented multi-national group, the AMT applies where (i) the three-year average annual AFSI from all members of the foreign-parented multi-national group exceeds $1 billion, and (ii) the three-year average annual AFSI from the group’s U.S. corporation(s) is $100 million or more. The application of the corporate alternative minimum tax remains subject to evolving administrative guidance, including proposed regulations issued by the U.S. Department of the Treasury, and any final regulations or other guidance could differ materially from currently available guidance.
We do not currently expect the corporate alternative minimum tax to have a material impact on our financial position. However, we will continue to evaluate the impact as further information becomes available.
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
We are subject to a Corporate Income Tax Regime in Bermuda.
In December 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (“CIT Act”) which imposes a 15% corporate income tax effective for tax years beginning on or after January 1, 2025. Accordingly, the Company is subject to Bermuda corporate income tax with respect to its fiscal year beginning March 1, 2025 and subsequent years as a Bermuda constituent entity of a multi-national group. A multi-national group is defined for these purposes as a group with entities in more than one jurisdiction with consolidated revenues of at least €750 million for two out of the four previous fiscal years. Bermuda constituent entities of a multi-national group are subject to a 15% tax on the net taxable income of such constituent entities as determined in accordance with and subject to the adjustments set out in the CIT Act (including in respect of foreign tax credits applicable to the Bermuda constituent entities).
We may become subject to an increased rate of Irish taxation which would adversely affect our business.
Previously, Irish Revenue had issued certain confirmations regarding the application of the 12.5% tax rate to activities, such as leasing and financing, undertaken by Irish lessors. Irish Revenue has advised that these confirmations no longer apply, effective as of January 1, 2024. Instead, certain aspects of the Irish leasing regime have been codified into law in Finance Act (No. 2) 2023 and Irish Revenue released guidance in January 2024 regarding the tax treatment of leasing companies. The combination of the revised law and guidance could impose a higher threshold on our Irish lessors and financing companies when demonstrating they have sufficient activity to avail themselves of the 12.5% tax rate on their leasing and financing activity. The changes, along with any associated restructuring that may be required, could increase our Irish effective tax rate.
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
The Finance Act (No. 2) 2023 also introduced outbound payment rules which apply to certain interest and royalty payments and, distributions made by a company to an “associated entity” on or after April 1, 2024. The rules apply withholding tax, or disapply existing domestic withholding tax exemptions, to certain outbound payments. Two entities will be associated if there is more than a 50% relationship in terms of share capital or ownership. Two entities will also be associated in cases where one entity has definite influence in the management of the other entity, or where the two entities are both associated entities of another entity. Transactions with unrelated third parties should not be affected by the provisions. In addition, to be in scope of the rules, the interest or royalty payment must also be made by a company to an “associated entity” that is resident in a “specified territory.”
Aircraft lease rentals are outside the scope of these rules (as they are not considered to be a royalty). There are a number of exemptions available with respect to interest payments, including where the payment is an “excluded payment.” There are also a number of exemptions available with respect to distributions, including where the payment is an “excluded payment” or the distribution is made out of income, profits or gains which have been chargeable directly or indirectly to Irish income tax, corporation tax or capital gains tax. The outbound payment rules may therefore apply to certain payments which may increase the effective tax rate in Ireland.
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
We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes that could have a material adverse effect on our financial condition, cash flow and results of operations.
We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our operations on a tax-efficient basis in these jurisdictions, our operations may be subject to significant income and other taxes. Moreover, as our aircraft are operated by our lessees in multiple jurisdictions, we may have nexus or taxable presence as a result of our aircraft operating in various jurisdictions. Such operations may result in us being subject to various foreign, state and local taxes in such jurisdictions. Our leases typically require our lessees to indemnify us in respect of any such taxes but if any lease does not require such indemnification or if any lessees fail to make such indemnification, our financial condition, cash flow and results of operations could be materially adversely affected if we become subject to significant income and other taxes that we are not currently subject to.
Due to the nature of our operations, our tax affairs are open to review and challenge by the tax authorities throughout the world. We are subject to routine tax audits by local authorities. Ongoing and future tax audits may result in additional tax and interest payments, which could negatively affect our financial condition and results of operations.
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

ITEM 2. PROPERTIES
We lease office space in Stamford, Connecticut, Dublin, Ireland and Singapore. The lease for our current office in Stamford, Connecticut expires in August 2028. The lease for our Dublin office expires in September 2042 and the lease on our Singapore office expires in August 2030. None of these leases are individually material to the Company’s consolidated financial statements.
We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
Executive officers are elected by our Board of Directors, and their terms of office continue until the next annual meeting of the board or until their successors are elected and have been duly qualified. There are no family relationships among our executive officers. Information pertaining to our executive officers who held office as of April 14, 2026 is set forth below:
Michael Inglese, 65, became our Chief Executive Officer and a member of our Board in June 2017, having served as our Acting Chief Executive Officer from January 2017. He was previously our Chief Financial Officer from April 2007. Prior to joining the Company, Mr. Inglese served as an Executive Vice President and Chief Financial Officer of PanAmSat Holding Corporation, where he served as Chief Financial Officer from June 2000 until the closing of PanAmSat’s sale to Intelsat in July 2006. Mr. Inglese joined PanAmSat in May 1998 as Vice President, Finance after serving as Chief Financial Officer for DIRECTV Japan, Inc. He is a Chartered Financial Analyst who holds a BS in Mechanical Engineering from Rutgers University School of Engineering and his MBA from Rutgers Graduate School of Business Management.
Douglas C. Winter, 62, became our Chief Commercial Officer in April 2019. Prior to joining Aircastle, Mr. Winter was Vice Chairman of Amedeo, a leading aircraft asset manager, from July 2018 to March 2019, as well as Chief Executive Officer and member of the Board of Managers at Voyager Aviation (“Voyager”) from October 2017 to March 2019. Prior to this, he served as President and Chief Commercial Officer at Voyager from September 2015 to September 2017. Mr. Winter joined Voyager in June 2015 as Chief Commercial Officer. Previously, Mr. Winter was an advisor to GE Capital Aviation Services and Chief Executive Officer of Octagon Aviation from June 2013 to May 2015 and, before this, he served as Head of Global Sales at AWAS in Dublin, Ireland from December 2010 to May 2013. Mr. Winter has over 35 years of experience in commercial aviation, having started his career with McDonnell Douglas in 1985, and he holds a BS in Business from Indiana University.
Roy Chandran, 62, became our Chief Financial Officer in September 2022. From March 2020, Mr. Chandran was our Chief Strategy Officer having previously served as our Executive Vice President, Corporate Finance and Strategy from June 2017 to March 2020. He previously served as Executive Vice President of Capital Markets from May 2008. Prior to joining the Company, Mr. Chandran was a Director at Citi in the Global Structured Solutions Group, having originally joined Salomon Brothers in 1997. Before 1997, Mr. Chandran spent eight years in Hong Kong focusing on tax-based cross border leasing of transportation equipment for clients in the Asia Pacific region. Mr. Chandran holds a

BS in Chemical Engineering from the Royal Melbourne Institute of Technology, Australia and obtained his MBA from the International Institute of Management Development (“IMD”), Switzerland.
Sarah Clarkin, 53, became our Chief Legal Officer and Secretary in March 2025. From March 2023, Ms. Clarkin was our Associate General Counsel. She joined Aircastle in 2006 and held various senior positions within the Legal Department. Prior to joining Aircastle, Ms. Clarkin was an associate with McCann FitzGerald LLP. Ms. Clarkin holds a Diploma of Legal Studies from the Dublin Institute of Technology and a BA from University College Dublin.
Paul O’Callaghan, 53, became our Chief Operations Officer in March 2023 and is responsible for portfolio operations, asset management and technical functions. From 2014, Mr. O’Callaghan was our Executive Vice President, Portfolio Management. Mr. O’Callaghan joined Aircastle in 2005 as Vice President of Technical. Prior to this, Mr. O’Callaghan held a number of technical and commercial roles at airlines both in Ireland and the U.S. Mr. O’Callaghan holds a BE in Electronic Engineering from University College Dublin.
Dane Silverman, 39, became our Chief Accounting Officer in July 2021. He was previously our Vice President, Controller from September 2018. Prior to joining Aircastle, Mr. Silverman held Controller and Assistant Controller roles at Voyager Aviation from May 2016. Prior to this, he was a Senior Manager in KPMG LLP’s audit practice. He received a BS in Accounting from Marist University and is a CPA.
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
OVERVIEW
Aircastle acquires, leases, and sells commercial jet aircraft to airlines worldwide. We are a leading secondary market investor, sourcing aircraft through a variety of acquisition channels, including other aircraft lessors, airlines through purchase-leaseback transactions, financial institutions and other aircraft owners, and aircraft manufacturers. We have significant experience in successfully managing aircraft throughout their life cycle, including lease and technical management, aircraft redeliveries, transitions, and asset sales or disposals. We sell aircraft and engine assets, either with a lease attached or on a part-out basis, with the objective of generating profits and reinvesting sale proceeds. Our aircraft are managed by an experienced team based in the United States, Ireland and Singapore.
As of February 28, 2026, we owned and managed 282 aircraft leased to 76 lessees located in 45 countries. The Net Book Value of our fleet was $8.5 billion as of February 28, 2026, an increase of 8% from $7.9 billion as of February 28,

2025. The weighted average age of our fleet was 9.0 years and the weighted average remaining lease term was 5.4 years. The weighted average utilization rate of our fleet was 99% for the year ended February 28, 2026.
Our total revenues, net income and Adjusted EBITDA were $975.1 million, $194.0 million, and $945.1 million, respectively, for the year ended February 28, 2026, compared to $821.0 million, $123.6 million and $789.9 million, respectively, for the year ended February 28, 2025. Our financial performance continued to reflect strong global passenger demand for air travel and sustained demand for our narrow-body aircraft, driven by ongoing OEM delivery delays and broader supply chain constraints. These market conditions supported elevated lease extension activity and strong gains on sales, which contributed positively to our operating results. Our financial performance was also favorably impacted by additional cash settlement proceeds received in respect of our contingent and possessed insurance policies (“C&P Policies”) for aircraft formerly on lease to Russian airlines.
Acquisitions and Sales
During the year ended February 28, 2026, we acquired 46 aircraft for $1.7 billion. As of February 28, 2026, we had commitments to acquire 17 aircraft for $829.5 million, with delivery through November 2028, which include estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of April 14, 2026, we have acquired 1 additional aircraft and have commitments to acquire 20 aircraft for $908.9 million.
During the year ended February 28, 2026, we sold 33 aircraft and other flight equipment for net proceeds of $729.5 million and recognized gains on the sale or disposition of aircraft totaling $95.9 million. As of April 14, 2026, we have sold 2 additional aircraft.
Middle East Conflict
Recent armed conflicts and heightened geopolitical tensions in the Middle East have increased uncertainty regarding regional stability. Military actions and retaliatory measures involving multiple parties in the region have disrupted, and may continue to disrupt, commercial aviation and related economic activity, including oil markets and trade flows.
We are closely monitoring the evolving conflict and related geopolitical developments. While the ultimate impact on our business, financial condition and results of operations is currently uncertain, these hostilities have adversely affected, and an escalation or prolonged continuation of hostilities could continue to adversely affect, commercial aviation activity in the region, including through airspace closures, reduced flight operations, increased fuel and insurance costs, supply chain disruptions and broader macroeconomic effects. Such impacts could, in turn, negatively affect the financial condition and operating performance of airlines operating in, or flying through, the region, potentially resulting in lease restructurings, payment deferrals, or defaults.
As of and for the year ended February 28, 2026, our airline customers located in the Middle East represented approximately 5% of both our Net Book Value and lease rental revenue. Although our exposure to the region is limited and diversified across lessees and aircraft types, a sustained deterioration in regional or economic conditions could nevertheless have an adverse effect on our business, financial condition and results of operations.
Russian Aircraft Insurance Settlements
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance, as well as under the Company’s C&P Policies, seeking indemnification.
During the years ended February 28, 2025 and February 29, 2024, the Company received insurance settlement proceeds of $49.5 million and $43.2 million, respectively. For the year ended February 28, 2025, the proceeds were recorded in other income and related to settlements under certain of the Company’s C&P Policies. For the year ended February 29, 2024, the proceeds were recorded within gain on sale or disposition of flight equipment and related to 4 aircraft formerly on lease to Joint Stock Company Aurora Airlines and Joint Stock Company Rossiya Airlines, resulting in the transfer of aircraft title to a Russian insurer.
In addition, during the year ended February 28, 2026, the Company recognized other income of $70.8 million related to settlement agreements with certain additional insurers under its C&P Policies.

The receipt of the settlement proceeds serves to mitigate, in part, the Company’s losses under its aviation insurance policies. The Company continues to pursue recoveries from the remaining insurers; however, the timing and amount of any additional recoveries, including those related to insurance litigation, remain uncertain. Accordingly, at this time, the Company can give no assurance as to when or what amounts it may ultimately collect with respect to these matters.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of consistently raising substantial capital from both debt and equity investors. Since our inception, we raised $2.6 billion in equity capital from private and public investors, including $500.0 million received in aggregate during the years ended February 28, 2026 and 2025, from our Shareholders. We have also obtained $25.0 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization markets and JOLCO financings. The diversity and global nature of these financing sources demonstrates our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, equity offerings, unsecured bond offerings, borrowings secured by our aircraft, draws under on our revolving credit facilities and proceeds from future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Accordingly, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources” below.

AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us as of February 28, 2026 and 2025:

	As of February 28,
	2026	2025
Owned Aircraft	(Dollars in millions)
Net Book Value of Flight Equipment	$8,534	$7,902
Net Book Value of Unencumbered Flight Equipment	$8,417	$7,127
Number of Aircraft	277	265
Number of Unencumbered Aircraft	273	244
Number of Lessees	76	76
Number of Countries	45	47
Weighted Average Age (years)(1)	9.0	9.1
Weighted Average Remaining Lease Term (years)(1)	5.4	5.4
Weighted Average Fleet Utilization during the Fourth Quarter(2)(3)	97.7%	99.3%
Weighted Average Fleet Utilization for the Year Ended(2)	99.1%	99.2%
Portfolio Yield for the Fourth Quarter(4)	9.3%	9.6%
Portfolio Yield for the Year Ended(4)	9.5%	9.4%

Managed Aircraft
Number of Managed Aircraft(5)	5	8
____________
(1)Weighted by Net Book Value.
(2)Aircraft on lease as a percentage of total days in period weighted by net book value.
(3)The fourth quarter of fiscal year 2025 includes 4 aircraft that were previously leased to a customer that filed for bankruptcy protection, and we expect these aircraft to remain off-lease for an extended period.
(4)Lease rental revenue, together with interest income and cash collections on our net investment in leases for the period, expressed as a percentage of the average Net Book Value for the period; quarterly information is annualized.
(5)Number of managed aircraft as of February 28, 2026 includes 4 aircraft owned by our joint venture with Mizuho Leasing.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of February 28, 2026			Owned Aircraft as of February 28, 2025
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	95		51%	77	45%
Narrow-body - current technology	165		43%	168	46%
Wide-body	12		5%	14	7%
Total Passenger	272		99%	259	98%
Freighter	5		1%	6	2%

Total	277		100%	265	100%

Manufacturer
Airbus	175		63%	179	68%
Boeing	79		29%	65	24%
Embraer	23		8%	21	8%
Total	277		100%	265	100%

Regional Diversification
Asia and Pacific	70		27%	67	28%
Europe	79		23%	99	30%
Middle East and Africa	14		5%	11	5%
North America	72		30%	58	26%
South America	36		12%	29	11%
Off-lease	6	(2)	3%	1	—%

Total	277		100%	265	100%
 _______________
(1)Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8 and 737-MAX9, and Embraer E2 aircraft.
(2)We currently have 6 off-lease narrow-body aircraft that are being marketed for lease. Of these aircraft, 4 were previously leased to a customer that filed for bankruptcy protection, and we expect these aircraft to remain off-lease for an extended period. Of the remaining 2 aircraft, 1 aircraft was delivered on lease to a customer during the first quarter of fiscal year 2026 and the other aircraft is expected to be delivered on lease to a customer in the second quarter of fiscal year 2026.

The top ten customers for our owned aircraft as of February 28, 2026 were as follows:

Customer	Percent of Net Book Value	Country	Number of Aircraft
IndiGo	10.0%	India	17
United	6.9%	United States	12
KLM	5.6%	Netherlands	15
American Airlines	4.8%	United States	17
LATAM	4.7%	Chile	13
Frontier Airlines	4.4%	United States	7
WestJet	3.6%	Canada	7
Viva Aerobus	3.3%	Mexico	8
Lion Air(1)	3.0%	Indonesia	10
Aerolineas Argentinas	2.6%	Argentina	7
Total top ten customers	48.9%		113
All other customers	51.1%		164
Total all customers	100.0%		277

(1)Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the year ended February 28, 2026 as compared to the year ended February 28, 2025:

	Year Ended February 28,
	2026	2025
	(Dollars in thousands)
Revenues:
Lease rental revenue	$759,701	$652,379
Direct financing and sales-type lease revenue	20,945	21,295
Amortization of lease premiums, discounts and incentives	280	(21,682)
Maintenance revenue	95,654	90,490
Total lease revenue	876,580	742,482
Gain on sale or disposition of flight equipment	95,889	77,191
Other revenue	2,650	1,302
Total revenues	975,119	820,975
Operating expenses:
Depreciation	384,028	355,666
Interest, net	282,139	247,923
Selling, general and administrative	89,483	86,416
Provision (benefit) for credit losses	(57)	8,715
Impairment of flight equipment	53,323	19,391
Maintenance and other costs	17,101	16,938
Total operating expenses	826,017	735,049

Other income (expense):
Gain (loss) on extinguishment of debt	(2,973)	285
Other	74,120	56,247

Total other income:	71,147	56,532

Income from continuing operations before income taxes	220,249	142,458
Income tax provision	28,863	21,948
Earnings of unconsolidated equity method investment, net of tax	2,662	3,103

Net income	$194,048	$123,613
Revenues:
Total revenues increased $154.1 million, attributable to:
Lease rental revenue increased $107.3 million, primarily attributable to an increase of $179.4 million related to 94 aircraft purchased since March 1, 2024.
This was partially offset by a $65.3 million decrease related to the sale of 58 aircraft since March 1, 2024.

Amortization of lease premiums, discounts and incentives:

	Year Ended February 28,
	2026	2025
	(Dollars in thousands)
Amortization of lease premiums	$(6,839)	$(11,128)
Amortization of lease discounts	16,600	5,773
Amortization of lease incentives	(9,481)	(16,327)

Amortization of lease premiums, discounts and incentives	$280	$(21,682)
The amortization of lease premiums decreased by $4.3 million, primarily attributable to the full amortization of premiums on aircraft whose leases were extended.
The amortization of lease discounts increased by $10.8 million due to the acquisition of aircraft.
The amortization of lease incentives decreased by $6.8 million, primarily due to the reversal of lease incentive liabilities related to 2 engine redeliveries and the sale of aircraft.
Maintenance revenue. For the years ended February 28, 2026 and 2025, we recorded $95.7 million and $90.5 million, respectively, of maintenance revenue, primarily related to maintenance payments received by us and recognized into income in connection with scheduled aircraft lease expirations and engine redeliveries.
Gain on sale or disposition of flight equipment. During the year ended February 28, 2026, we sold 33 aircraft and other flight equipment for gains totaling $95.9 million. During the year ended February 28, 2025, we sold 27 aircraft for gains totaling $77.2 million.
Operating Expenses:
Total operating expenses increased $91.0 million attributable to:
Depreciation expense increased $28.4 million, primarily attributable to an increase of $68.7 million related to 95 aircraft purchased since March 1, 2024. This increase was partially offset by a decrease of $30.7 million related to 57 aircraft sold since March 1, 2024.
Interest, net increased $34.2 million due to a higher weighted average debt outstanding of $619.3 million.
Selling, general and administrative expenses increased $3.1 million primarily due to higher personnel costs.
Provision (benefit) for credit losses. During the year ended February 28, 2025, we recorded a credit provision of $8.7 million, primarily related to debt securities and certain restructured receivables in connection with an airline restructuring. No material provision for credit losses was recorded for the year ended February 28, 2026.
Impairment of aircraft. During the year ended February 28, 2026, the Company recorded total impairment charges of $53.3 million. This amount includes $35.9 million related to aircraft leased to 2 customers that filed for bankruptcy protection. For these aircraft, the Company recognized $11.5 million of maintenance and lease rentals received in advance into revenue during the same period.
The remaining $17.4 million of impairment charges were primarily transaction-related, including aircraft and engine redeliveries, and also related to other flight equipment recorded within other assets that is subject to tear-down and parts sales programs. For these items, the Company recognized $25.0 million of revenue related to maintenance, security deposits and the reversal of lease incentive liabilities during the year ended February 28, 2026.
During the year ended February 28, 2025, the Company recorded impairment charges totaling $19.4 million, including $11.0 million of transactional impairments related to a scheduled lease expiration and a lease amendment for 1 aircraft. The Company recognized $24.0 million of maintenance revenue for these aircraft during the year ended February 28, 2025.

Other Income:
Total other income increased by $14.6 million. During the years ended February 28, 2026 and 2025, the Company entered into settlement agreements with certain insurers under its C&P Policies for aggregate settlement amounts of $70.8 million and $49.5 million, respectively, related to aircraft formerly on lease to Russian airlines.
Income Tax Provision:
Income tax provision. We recognized income tax provisions of $28.9 million and $21.9 million for the years ended February 28, 2026 and 2025, respectively. Our effective tax rate for the years ended February 28, 2026 and 2025 was 13.1% and 15.4%, respectively. The decrease in our effective tax rate was primarily attributable to the mix of profits between the various jurisdictions in which we operate, primarily driven by lower U.S. earnings and the utilization of Bermuda net operating losses.
Results of Operations for the year ended February 28, 2025, as compared to the year ended February 29, 2024:
We have omitted discussion of the above two periods covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on April 23, 2025. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for the year ended February 28, 2025 to the year ended February 29, 2024.
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
Our aircraft lease agreements generally provide for the periodic payment of fixed rent over the term of the lease, with the amount of contracted rent dependent upon the type, age, specification and condition of the aircraft, as well as market conditions at the time the lease is committed. The amount of rent we receive is also affected by a number of factors, including the creditworthiness of our lessees and the occurrence of delinquencies, restructurings and defaults. In addition, our lease rental revenues are affected by the extent to which aircraft are off-lease and our ability to remarket aircraft nearing the end of their leases in order to minimize off-lease time. Our success in re-leasing aircraft is affected by market conditions relating to our aircraft and by general industry conditions and trends. An increase in the percentage of off-lease aircraft or a reduction in lease rates upon remarketing would negatively impact our revenues.
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
Maintenance Payments and Maintenance Revenue
Our aircraft are generally leased under net leases, pursuant to which the lessee is responsible for paying operating expenses incurred or accrued during the term of the lease, which typically include maintenance, overhaul, fuel, crew, landing, airport and navigation charges, certain taxes, licenses, consents and approvals, aircraft registration and insurance premiums. Many of our leases also contain provisions requiring us to pay a portion of the cost of aircraft modifications performed by the lessee at its expense where such modifications are mandated by recognized airworthiness authorities.
In general, the lessee is responsible for performing maintenance on the aircraft and is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components. These maintenance payments are typically calculated based on hours or cycles of utilization or on calendar time, depending upon the applicable component, and are made either monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the level of security deposit which may be provided by the lessee and market conditions at the time we enter into the lease. Where a lessee makes monthly maintenance payments, we are generally obligated to use such funds to reimburse the lessee for costs they incur for eligible heavy maintenance, overhaul or replacement of certain high-value components during the lease term, typically following the completion of the relevant work. Where a lessee makes a single end of lease maintenance payment, the lessee would typically be required to compensate us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee if heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
We record monthly maintenance payments by the lessee as accrued maintenance payment liabilities in recognition of our obligation in the lease to refund such receipts, and therefore we typically do not recognize such maintenance payments as maintenance revenue during the lease. Reimbursements to the lessee upon the receipt of evidence of qualifying maintenance work are charged against the existing accrued maintenance payments liability. We currently defer maintenance revenue recognition of most monthly maintenance payments until we are able to determine the amount, if any, by which the monthly maintenance payments received from a lessee exceed costs to be incurred by that lessee in performing heavy maintenance, which generally occurs at or near the end of the lease. End of lease term maintenance payments made to us are recognized as maintenance revenue and end of lease term maintenance payments we make to a lessee are recorded as contra maintenance revenue.
The amount of maintenance revenue or contra maintenance revenue we recognize in any reporting period is inherently volatile and is dependent on a number of factors, including the timing of lease expiries, including scheduled expiries and early lease terminations, the timing of maintenance events and the utilization of the aircraft by the lessee.
Lease Incentives and Amortization
Many of our leases contain provisions that may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized on a straight-line basis as a reduction of revenue over the lease term. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee. These estimates are based on assumed utilization of the related aircraft by the lessee, the anticipated cost of the maintenance event and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are reevaluated annually.
This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the lease term, with the offset being recorded as a lease incentive liability, which is included in maintenance payments on the balance sheet. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability, and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset, which is included in other assets on the balance sheet and continues to amortize over the remaining lease term.
Flight Equipment Held for Lease and Depreciation
Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25-year life from the date of manufacture for passenger aircraft and over a 30 to 35-year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be approximately 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% to 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of circumstances in which such exceptions may arise include but are not limited to:
•flight equipment where estimates of the manufacturers’ realized sales prices are not relevant (e.g., freighter conversions);
•flight equipment where estimates of the manufacturers’ realized sales prices are not readily available; and
•flight equipment which may have a shorter useful life due to obsolescence.
Major improvements and modifications incurred in connection with the acquisition of aircraft that are required to place the aircraft into initial service are capitalized and depreciated over the remaining life of the flight equipment.
For planned major maintenance activities for aircraft that are off lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are typically depreciated on a straight-line basis over the period until the next maintenance event is required.
In accounting for flight equipment held for lease, we make estimates about the expected useful lives, the fair value of attached leases, acquired maintenance assets or liabilities and the estimated residual values. In making these estimates, we rely upon actual industry experience with the same or similar aircraft types and our anticipated utilization of the aircraft. As part of our due diligence review of each aircraft we purchase, we prepare an estimate of the expected maintenance payments and any excess costs that may become payable by us, taking into consideration the then-current maintenance status of the aircraft and the relevant provisions of any existing lease.
For purchase-lease back transactions, we account for the transaction as a single arrangement. We allocate the consideration paid based on the fair value of the aircraft and lease. The fair value of the lease may include a maintenance premium and a lease premium or discount.
When we acquire an aircraft with a lease attached, determining the fair value of the lease requires us to make assumptions regarding the current fair values of leases for comparable aircraft. We estimate a range of current lease rates for similar aircraft to assess whether the attached lease is within a fair value range. If the contractual lease rate is below or above the estimated market range, the Company records a lease discount or premium equal to the present value the estimated amount below or above fair value range over the remaining term of the lease. Any such lease discount or premium is amortized into lease revenue on a straight-line basis over the remaining lease term.
Impairment of Flight Equipment
We perform recoverability assessments of all our aircraft and other flight equipment at least annually, and more frequently when events or changes in circumstances indicate that the carrying amount or net book value of an asset may not be recoverable. We perform aircraft-specific recoverability tests when such indicators exist. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. We focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
For assets with indicators of impairment, we assess whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. These undiscounted cash flows include cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. If an aircraft does not meet the recoverability test, the aircraft will be written down to its estimated fair value, resulting in an impairment charge.
Our estimates and assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are subject to change in future periods and may be affected by changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
If our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.
Net Investment in Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we classify the lease as a direct financing or sales-type lease. The net investment in leases consists of the lease receivable, the estimated unguaranteed residual value of the leased flight equipment at lease-end and, for direct financing leases, deferred selling profit. For sales-type leases, we recognize the difference between the net book value of the aircraft and the net investment in the lease as a gain or loss on sale of fight equipment. Selling profit on a direct financing lease is deferred and amortized over the lease term, and a selling loss is recognized at lease commencement. Interest income on our net investment in leases is recognized as direct financing and sales-type lease revenue over the lease term in a manner that produces a constant rate of return on the net investment in the lease.
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
Fair Value Measurements
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including when events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Assets subject to these measurements include our aircraft and investment in unconsolidated equity method investment.
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on a combination of valuation techniques, including market approach (Level 2 or 3), which incorporates third party appraisal data, and an income approach (Level 3), which reflects the Company’s assumptions and appraisal data regarding the present value of future cash proceeds from leasing and selling aircraft. Level 3 valuations contain significant unobservable inputs.
We account for our unconsolidated equity method investment under the equity method of accounting. Our investment reviewed for impairment whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
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
During the year ended February 28, 2026, we met our liquidity and capital resource needs with $483.1 million of cash flows from operations and $729.5 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of February 28, 2026, the weighted average maturity of our secured and unsecured debt financings was 3.1 years and we were in compliance with all applicable covenants. We have also determined that as of February 28, 2026, our consolidated subsidiaries’ restricted net assets, as defined by Rule 4-08(e)(3) of Regulation S-X, are less than 25% of our consolidated net assets.
We believe we have sufficient liquidity to meet our contractual obligations over the next 12 months. As of April 1, 2026, total liquidity of $2.6 billion included $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and sales through April 1, 2027 and $0.1 billion of unrestricted cash through April 1, 2027. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next 12 months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.
Cash Flows

	Year Ended February 28,
	2026	2025
	(Dollars in thousands)
Net cash flow provided by operating activities	$483,053	$464,021
Net cash flow used in investing activities	(897,586)	(970,232)
Net cash flow provided by financing activities	315,370	655,286
Operating Activities:
Cash flow provided by operating activities was $483.1 million and $464.0 million for the years ended February 28, 2026 and 2025, respectively. The year ended February 28, 2026 included higher customer collections driven by the growth of our fleet and higher lease rates on lease extensions. These increases were offset by higher cash paid for interest, primarily due to higher weighted average debt outstanding during the year ended February 28, 2026.
Investing Activities:
Cash flow used in investing activities was $897.6 million and $970.2 million for the years ended February 28, 2026 and 2025, respectively. The net decrease of $72.6 million was primarily attributable to higher proceeds from the sale or disposition of aircraft and other flight equipment of $163.6 million, partially offset by a $122.6 million increase in cash used for the acquisition and improvement of flight equipment.

Financing Activities:
Cash flow provided by financing activities was $315.4 million and $655.3 million for the years ended February 28, 2026 and 2025, respectively. The net decrease of $339.9 million was primarily attributable to a $300.0 million decrease in proceeds from the issuance of our common shares. In addition, there were increases of $41.8 million in dividends paid to our Shareholders and $33.4 million in maintenance and security deposits returned, net of receipts. These outflows were partially offset by a $40.9 million increase in proceeds from secured and unsecured financings, net of repayments.
Debt Obligations
For complete information on our debt obligations, please see Note 8 in the Notes to Consolidated Financial Statements below.
Contractual Obligations
Our contractual obligations consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $7.1 billion at February 28, 2026 from $6.7 billion at February 28, 2025, due to higher outstanding debt, interest obligations and aircraft purchase commitments.
The following table presents our actual contractual obligations and their payment due dates as of February 28, 2026.

	Payments Due by Period as of February 28, 2026
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	More than 5 years
	(Dollars in thousands)
Principal payments:
Senior Notes due 2026-2031	$4,350,000	$650,000	$2,050,000	$1,150,000	$500,000
Unsecured Revolving Credit Facilities and Term Loan	840,000	—	240,000	600,000	—
Other Financings	114,177	3,398	7,095	7,516	96,168
Total principal payments	5,304,177	653,398	2,297,095	1,757,516	596,168
Interest payments on debt obligations(1)	922,595	259,487	425,466	205,856	31,786
Office leases(2)	26,551	3,220	5,709	3,100	14,522
Purchase obligations(3)	829,526	583,400	246,126	—	—
Total	$7,082,849	$1,499,505	$2,974,396	$1,966,472	$642,476
 _____________
(1)Future interest payments on variable rate, SOFR-based debt obligations are estimated using the interest rate in effect as of February 28, 2026.
(2)Represents contractual payment obligations for our office leases in the United States, Ireland and Singapore.
(3)At February 28, 2026, we had signed purchase agreements to acquire 17 aircraft for $829.5 million. These amounts include estimates for pre-delivery deposits, contractual price escalation and other adjustments. As of April 14, 2026, we have commitments to acquire 20 aircraft for $908.9 million.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the years ended February 28, 2026 and 2025, and February 29, 2024, we incurred a total of $24.0 million, $20.4 million and $76.0 million, respectively, of capital expenditures, including lease incentives, related to the acquisition and improvement of flight equipment.
As of February 28, 2026, the weighted average age of our aircraft, by Net Book Value, was 9.0 years. In general, the costs of operating an aircraft, including maintenance expenditures, increases as aircraft age. Our lease agreements generally require the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for qualifying maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future if we are required to remarket an aircraft or if a lessee fails to meet its maintenance obligations under the lease agreement.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, such as a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors — Risks Related to Our Business — Risks related to our leases — If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease.
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing in which we hold a 25% equity interest. As of February 28, 2026, the Net Book Value of its 4 aircraft was $146.5 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets and we record our investment under the equity method of accounting. See Note 7 in the Notes to Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At February 28, 2026, approximately 99% of our leases are payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the year ended February 28, 2026, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $25.6 million in U.S. dollar equivalents and represented approximately 29% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not entered into foreign currency hedges, if our foreign currency exposure increases we may enter into hedging transactions in the future to mitigate this risk. For the years ended February 28, 2026 and 2025, and February 29, 2024, we incurred insignificant net gains and losses on foreign currency transactions.
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

The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended February 28, 2026 and 2025, and February 29, 2024.

	Year Ended February 28/29,
	2026	2025	2024
	(Dollars in thousands)
Net income	$194,048	$123,613	$83,316
Depreciation	384,028	355,666	348,229
Amortization of lease premiums, discounts and incentives	(280)	21,682	20,420
Interest, net	282,139	247,923	229,050
Income tax provision	28,863	21,948	23,265

EBITDA	$888,798	$770,832	$704,280

Adjustments:
Impairment of flight equipment	53,323	19,391	55,240
(Gain) loss on extinguishment of debt	2,973	(285)	—

Adjusted EBITDA	$945,094	$789,938	$759,520
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates. Our primary interest rate exposures relate to our floating rate debt obligations. Rent payments under our aircraft lease agreements typically do not vary during the term of the lease according to changes in interest rates. However, our borrowing agreements generally require payments based on a variable interest rate index, such as SOFR or an alternative reference rate. Therefore, to the extent our borrowing costs are not fixed, increases in interest rates may reduce our net income by increasing the cost of our debt without any corresponding increase in rents or other lease payments.
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
As of February 28, 2026, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $7.2 million and $7.2 million, respectively, over the next 12 months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, referred to in Item 15(A)(1) of this Annual Report, are filed as part of this Annual Report and appear in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2026. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2026.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2026. The assessment was based on criteria established in the Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of February 28, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported immediately following Item 4 of Part I of this Annual Report. The identification of our Audit Committee and our Audit Committee financial experts is posted on our website at www.aircastle.com under “ABOUT - COMMITTEE COMPOSITION.” Information regarding our Code of Business Ethics and Conduct, any material amendments thereto and any related waivers is posted on our website at www.aircastle.com under “ESG.”
Information about our Directors. The members of the Board of Directors of the Company (the “Board”) are Douglas A. Hacker, Yasuhiko Hashimoto, Naoshi Hirose, Michael J. Inglese, Satoshi Irie, Tomoaki Ogasawara, and Charles W. Pollard.
Douglas A. Hacker, 70, was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from August 2, 2006 to the consummation of the Merger. Mr. Hacker is currently an independent business executive and formerly served as Executive Vice President, Strategy for UAL Corporation, an airline holding company, and has served in such position from December 2002 to May 2006. Prior to that, Mr. Hacker served with UAL Corporation as President, UAL Loyalty Services from September 2001 to December 2002, and as Executive Vice President and Chief Financial Officer from July 1999 to September 2001. Mr. Hacker served as a Director of Travelport from 2016 until May 2019. Mr. Hacker served as Board Chair of SpartanNash from 2021 to 2025 and a Director from 2005 to 2025. Mr. Hacker serves as a director or trustee of a series of open-end and closed-end investment companies that are the Columbia Threadneedle Investments family of mutual funds.
Yasuhiko Hashimoto, 60, was appointed to our Board on April 1, 2026. Mr. Hashimoto serves as Managing Executive Officer at Mizuho Leasing. He joined Mizuho Leasing in June 2021 as an Executive Officer and has since held successive leadership roles, overseeing key global business initiatives and transportation assets. Prior to joining Mizuho Leasing, he has a distinguished career spanning over 30 years at Mizuho Bank, Ltd., including serving as Executive Officer and Head of the Global Products Unit, Head of the Global Corporate Division in Tokyo, and Deputy Head of EMEA based in London. Throughout his career, he has held numerous senior positions specializing in structured finance, project finance, and global corporate banking across major financial hubs including London, New York, Houston, and Tokyo. He holds an MBA from the Stern School of Business at New York University and a Bachelor of Law degree from the University of Osaka.
Naoshi Hirose, 63, was appointed to our Board as of April 8, 2024. Currently holding the position of Senior Managing Executive Officer and serving as the Regional CEO for the Americas at Marubeni, he also holds the role of

President and CEO of Marubeni America Corporation. Mr. Hirose joined Marubeni in January 2023 and from April 2023 he held the positions of Managing Executive Officer and Senior Operating Officer for CSO, in which he served as a Member of the Corporate Management Committee, exercising oversight of Marubeni group's business operations. Prior to joining Marubeni, Mr. Hirose served the Ministry of Economy, Trade, and Industry in Japan for over 35 years, holding key positions, including Vice-Minister for International Affairs. Mr. Hirose's academic background includes a bachelor's degree from the Faculty of Law at Tokyo University and a master's degree in Public Affairs from Princeton University. With over three decades of such experience, Mr. Hirose contributes a wealth of expertise to the Board, notably in operational management, strategic planning, and financial matters pertinent to the aviation sector.
Michael J. Inglese, 65, was appointed to the Board of Aircastle Limited on March 27, 2020, following the company’s acquisition by affiliates of Marubeni Corporation and Mizuho Leasing. He has served as Chief Executive Officer since June 2017, following a stint as Acting CEO from January 2017 and prior to that, as Chief Financial Officer from April 2007. Prior to joining Aircastle, Mr. Inglese was CFO of PanAmSat Holding Corporation, where he led financial operations through a take-private transaction, IPO, and strategic sale. He also held senior finance roles at DIRECTV Japan, Hughes Electronics, and Westinghouse Credit Corporation. Mr. Inglese holds a B.S. in Mechanical Engineering and an MBA from Rutgers University and is a Chartered Financial Analyst (CFA) and is a Certified Director from the National Association of Corporate Directors.
Satoshi Irie, 49, was appointed to our Board on April 16, 2026. Mr. Irie joined Marubeni in 1999 and is currently General Manager of Marubeni’s Asset Finance Department. From 2021 until 2025 he was General Manager of the Finance, Leasing & Real Estate department of Marubeni ASEAN Pte. Ltd., a wholly owned subsidiary of Marubeni; and he also served on the board of directors of the Singapore-headquartered fintech company AND Global Pte. Ltd. Prior to that, Mr. Irie was a General Manager in Marubeni’s Finance & Leasing Business Section III. He holds a bachelor’s degree in economics from Hitotsubashi University, Tokyo.
Tomoaki Ogasawara, 52, was appointed to our Board and appointed Chairman of our Board on April 16, 2026. Mr. Ogasawara joined Marubeni in 1996 and has held various positions during his tenure. From 2024 until March 2026, he was Managing Director of Total Engine Asset Management, the Singapore based engine leasing joint venture between Marubeni and ST Engineering. Prior to that, he served as General Manager of Marubeni’s Aircraft Leasing Business Department. Mr. Ogasawara is a graduate of Hitotsubashi University, Tokyo.
Charles W. Pollard, 68, was appointed to our Board on March 27, 2020 following the consummation of the Merger and served on the prior Board of Aircastle Limited from July 6, 2010 to the consummation of the Merger. Mr. Pollard joined Omni Air International, Inc., a passenger charter carrier, in 1997, where he served variously as Managing Director, President and CEO, and Vice Chairman until 2009. Previously, he spent 10 years in senior management positions, including President and CEO, at World Airways, Inc. Prior to joining World Airways, Inc., he practiced corporate law at Skadden, Arps, Slate, Meagher & Flom. He currently serves on the board of directors of Allegiant Travel Company.
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
Audit Committee of the Board of Directors. Tomoaki Ogasawara (Chairman), Yasuhiko Hashimoto and Douglas A. Hacker are designated as members of the Audit Committee. Roy Chandran, our Chief Financial Officer, is also a member of the Audit Committee.
In addition, our Board has determined that Mr. Hacker is qualified as an audit committee financial expert, under the SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our 2025 fiscal year began on March 1, 2025 and ended on February 28, 2026. All references herein to a year shall mean our fiscal year unless otherwise noted.
This Compensation Discussion and Analysis describes and analyzes our executive compensation philosophy and programs. This Compensation Discussion and Analysis focuses on the compensation paid for our 2025 fiscal year to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers, together referred to as our named executive officers (“NEOs”). For 2025, our NEOs were:

Named Executive Officer	Title
Michael J. Inglese	Chief Executive Officer
Roy Chandran	Chief Financial Officer
Douglas C. Winter	Chief Commercial Officer
Paul O’Callaghan	Chief Operations Officer
Sarah Clarkin	Chief Legal Officer & Secretary
Pay for Performance Philosophy
We believe executive compensation should be tied to Company performance weighted in favor of long-term performance, and our compensation program for 2025 rewarded executives and employees in two areas:
•Annual Corporate Performance: Achievement of corporate financial metrics focused on: (i) net income available to common shareholders; (ii) cash flow; and (iii) growth through new investments (as described below); and
•Individual Performance: Achievement of individual performance goals set at the beginning of each year.
For 2025, we granted an annual incentive compensation award in the form of a cash bonus, the payment of which was based on the achievement of a mix of corporate financial metrics and individual performance goals. For more highly compensated employees, including our NEOs, achievement of the corporate financial metrics carried a greater weighting relative to individual performance, as illustrated in the table below:

Position	Corporate Performance	Individual Performance
CEO	85%	15%
Other NEOs	80%	20%
2025 Corporate Financial Metrics. We based corporate performance targets on the Company’s business plan and established a performance range for each metric. Results below the low end of each range would yield a minimum contribution of 50% to the Company’s incentive compensation pool for that metric. Conversely, performance above target would result in an enhanced contribution to the Company’s incentive compensation pool, up to a 150% to 200% contribution at the upper end of the performance range for each metric. For 2025, we established the following targets, performance ranges and relative weightings for the corporate financial metrics:

Metric	2025 Target (in millions)	Performance Range	Weighted Score
Net income available to common shareholders (March 1, 2025 – February 28, 2026)(1)	$84.0	50%-200%	30%
Net income available to common shareholders (April 1, 2025 – March 31, 2026)(1)	$85.0	50%-200%	20%
Cash flow(2)	$454.0	50%-150%	25%
Net investments(3)	$1,750.0	50%-150%	25%
_______________

(1)In 2025, net income available to common shareholders replaced profit before tax as a corporate performance metric to better align performance evaluation with shareholder value. Two measurement periods were used to reflect differences in fiscal year periods between the Company and its common shareholders.
(2)Cash flow for a period is Cash Flow from Operations.
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
For 2025, we determined the final amount of our annual incentive compensation awards for each employee by applying the weighted corporate financial metrics and individual performance goals, and such awards were paid out to our executive officers in the form of cash.
For additional retention purposes, we also granted long term incentive awards in 2025 as part of our long term incentive award program – see below for further discussion of our long-term incentive award program.
Compensation Overview
For 2025, there were three primary elements of total direct compensation: base salary, annual incentive compensation in the form of a cash bonus, and a long term incentive plan award.
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
For maximum retention, our executive officers’ LTI awards cliff-vest at the end of the three-year performance period subject to continued employment through such date. Prior to her appointment as our Chief Legal Officer and Secretary effective March 1, 2025, Ms. Clarkin was granted non-executive officer LTI awards in 2024 and 2023 that vest annually on the last day of each performance year, subject to her continued employment through such date.

Our LTI awards granted in 2025, 2024 and 2023 have the following performance ranges with results between the minimum and target and the maximum and target being interpolated on a linear basis.
Annual Performance Range for LTI Awards

Book Equity IRR
2025 LTI Awards	2024 LTI Awards	2023 LTI Awards	% of Target Annual Award Earned
Equal to or greater than 7.3%	Equal to or greater than 6.2%	Equal to or greater than 5%	150%
Greater than 4.8% and less than 7.3%	Greater than 3.7% and less than 6.2%	Greater than 2.5% and less than 5%	Interpolated
Equal to 3.3% through 4.8%	Equal to 2.2% through 3.7%	Equal to 1.0% through 2.5%	100%
Greater than 0.8% and less than 3.3%	Greater than -0.3% and less than 2.2%	Greater than -1.5% and less than 1.0%	Interpolated
Less than or equal to 0.8%	Less than or equal to -0.3%	Less than or equal to -1.5%	50%

Actual Performance for 2025 Performance Year. The Company’s financial performance in 2025 continued to reflect strong global passenger demand for air travel and sustained demand for our narrow-body aircraft, driven by ongoing OEM delivery delays and broader supply chain constraints. These market conditions supported elevated lease extension activity and strong gains on sales, which contributed positively to our operating results. Financial performance was also favorably impacted by additional cash settlement proceeds received in respect of our contingent and possessed insurance policies for aircraft formerly on lease to Russian airlines. As a result, the Book Equity IRR for the 2025 performance year was 8.2%, resulting in the portions of the 2025, 2024 and 2023 LTI awards attributable to the 2025 performance year being earned at 150%. For our executive officers other than Ms. Clarkin, the 2023 LTI Awards cliff-vested on February 28, 2026 and the 2024 LTI awards will cliff-vest on February 28, 2027. For all of our executive officers, the 2025 LTI awards will cliff-vest on February 28, 2028.
For our executive officers other than Ms. Clarkin, the 2023 LTI Awards that cliff-vested on February 28, 2026, were earned with respect to each performance year during the three-year performance period as follows:

2022 LTI Awards
Performance Year	Book Equity IRR	% of Target Annual Award Earned
Fiscal Year 2023	3.9%	128%
Fiscal Year 2024	5.3%	150%
Fiscal Year 2025	8.2%	150%
For Ms. Clarkin, the portions of her 2023 and 2024 LTI Awards attributable to the 2025 performance year were earned at 150% and vested on February 28, 2026.
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
Retirement. For our executive officers, we have designed a qualifying retirement feature that will allow the LTI awards to continue to vest following retirement, subject to satisfaction of the Book Equity IRR performance objectives. For purposes of the LTI awards, a qualifying retirement means: (a) a retirement date no earlier than March 27, 2024; (b) the executive provides at least 12 months' notice; (c) the executive is at least 55 years old on the date of retirement and (d)

such individual is not an executive officer (or serving in any other senior commercial role) with certain competitors prior to the vesting date of the applicable LTI award.
Summary. The primary goals of our compensation programs are to attract, motivate and retain the most talented and dedicated employees and to align incentive compensation with Company performance.
2025 Compensation
Performance versus Corporate Financial Metrics. For 2025, the Company’s performance against its corporate financial metrics resulted in an incentive compensation pool equal to 155% of the total target, as shown in the table below. Certain financial metrics, such as profit before tax, were impacted by the effects of the increased demand for our aircraft, strong gains on sales and settlement proceeds received in respect of our contingent and possessed insurance policies for aircraft formerly on lease to Russian airlines.

Metric	2025 Target (in millions)	Weighting	2025 Performance (in millions)	Performance Range	Performance	Weighted Score
Net income available to common shareholders (March 1, 2025 – February 28, 2026)	$84.0	30%	$173.0	50% - 200%	138%	60%
Net income available to common shareholders (April 1, 2025 – March 31, 2026)	$85.0	20%	$144.0	50% - 200%	150%	40%
Cash flow	$454.0	25%	$477.7	50% - 150%	95%	30%
New investments	$1,750.0	25%	$1,719.0	50% - 150%	150%	25%
Total						155%
Performance versus Individual Performance Goals. For 2025, each of our NEOs achieved individual performance results ranging from 110% to 130% of target.
The Compensation Committee took the following actions related to fiscal year 2025 annual incentive compensation for our NEOs, which was determined solely based on the achievement of the corporate financial metrics and individual performance goals:

Named Executive Officer	2025 Incentive Compensation
Michael J. Inglese	$1,116,863 cash
Roy Chandran	$862,040 cash
Douglas C. Winter	$850,540 cash
Paul O’Callaghan	$734,280 cash
Sarah Clarkin	$482,438 cash
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
Role of Executive Officers. For 2025, the Compensation Committee set the corporate financial metrics at the beginning of the year based on the annual business plan endorsed by the Board. The Compensation Committee also set individual performance goals for the Chief Executive Officer, who in turn established individual performance goals for the other NEOs. Regularly during the year, the senior management team presented to us the Company’s actual performance against the corporate performance metrics. The Compensation Committee shared these discussions with the full Board on a regular basis.
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

Respectfully submitted,
The Compensation Committee(1)

Charles W. Pollard, Chair
Michael J. Inglese

_______________

(1) Yasuhiko Hashimoto was appointed to the Compensation Committee following the review and discussion described in this report.

Summary Compensation Table for 2025
The table below sets forth information regarding fiscal years 2025, 2024 and 2023 compensation for each of our NEOs.

			Awards
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Non-Equity Incentive Plan(2)	All Other Compensation(3)	Total
Michael J. Inglese	2025	$750,000	$1,116,863	$3,567,086	$19,743	$5,453,692
Chief Executive Officer	2024	750,000	951,788	3,551,503	16,657	5,269,948
	2023	750,000	939,660	2,298,667	15,540	4,003,867

Roy Chandran	2025	$575,000	$862,040	$1,426,836	$19,743	$2,883,619
Chief Financial Officer	2024	575,000	707,280	1,136,481	16,657	2,435,418
	2023	575,000	639,026	551,680	15,540	1,781,246

Douglas C. Winter	2025	$575,000	$850,540	$1,426,836	$19,743	$2,872,119
Chief Commercial Officer	2024	575,000	715,280	1,420,603	16,657	2,727,540
	2023	575,000	704,838	919,467	15,540	2,214,845

Paul O’Callaghan(4)	2025	$491,771	$734,280	$664,225	$63,651	$1,953,927
Chief Operations Officer	2024	445,312	496,177	51,903	57,335	1,050,727
	2023	450,025	372,838	96,160	54,003	973,026

Sarah Clarkin(5)	2025	$404,988	$482,438	$92,250	$53,244	$1,032,920
Chief Legal Officer & Secretary
_______________
(1)Bonus compensation consists of: (i) cash bonuses, (ii) the portion of 2021 bonus restricted cash awards vested in 2023 and 2024.
(2)See Compensation Overview-Long Term Incentive Plan above for information regarding our cash-based LTI awards granted in 2025, 2024 and 2023. Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan” column of the Summary Compensation Table for the year earned, not the year in which the LTI award was originally granted. Accordingly, the amounts reported represents (i) for 2025, the 2023 LTI awards granted to our NEOs (other than Ms. Clarkin), which vested on February 28, 2026 and (ii) for 2024 and 2023, the 2022 and 2021 LTI awards granted to our NEOs (other than Mr. O’Callaghan and Ms. Clarkin), which vested on February 28, 2025 and February 29, 2024, respectively. See footnotes (4) and (5) below for additional information regarding Mr. O’Callaghan’s and Ms. Clarkin’s cash-based LTI awards, respectively.
(3)The amounts reported in this column consist of Company contributions made to each named executive officer’s retirement plan account and certain insurance premiums paid by the Company.
(4)Paul O’Callaghan became one of the Company’s NEOs for 2023 as a result of his appointment and promotion to Chief Operations Officer effective March 1, 2023. The amount reported in the “Non-Equity Incentive Plan” column relates to non-executive, cash-based LTI awards granted to Mr. O’Callaghan in 2022 and 2021 prior to his appointment as Chief Operations Officer, which vested with respect to the 2024 and 2023 performance years on February 28, 2025 and February 29, 2024, respectively, and were paid out immediately upon vesting.
(5)Sarah Clarkin became one of the Company’s NEOs for 2025 as a result of her appointment and promotion to Chief Legal Officer and Secretary effective March 1, 2025. The amount reported in the “Non-Equity Incentive Plan” column relates to non-executive, cash-based LTI awards granted to Ms. Clarkin in 2024 and 2023 prior to her appointment as Chief Legal Officer and Secretary, which vested with respect to the 2025 performance year on February 28, 2026 and were paid out immediately upon vesting.

Grants of Plan-Based Awards for 2025

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)(3)
Name	Grant Date	Vesting Date	Grant of Cash LTI Award (1)	Minimum ($)	Target ($)	Maximum ($)
Michael J. Inglese	April 17, 2025	February 28, 2028	$2,500,000	$2,083,333	$2,916,667	$3,750,000

Roy Chandran	April 17, 2025	February 29, 2028	$1,000,000	$833,333	$1,166,667	$1,500,000

Douglas C. Winter	April 17, 2025	February 29, 2028	$1,000,000	$833,333	$1,166,667	$1,500,000

Paul O’Callaghan	April 17, 2025	February 29, 2028	$602,198	$501,832	$702,564	$903,297

Sarah Clarkin	April 17, 2025	February 29, 2028	$330,618	$275,515	$385,721	$495,928
_______________
(1)Represents the aggregate target amount of our cash-based LTI awards granted to our NEOs in 2025.
(2)The LTI awards yield a minimum payout of 50% and a maximum payout of 150% of the target annual award. These amounts in the table reflect actual performance for the 2025 performance year (150%) and estimated minimum, target, and maximum amounts for the 2026 and 2027 performance years. See Compensation Overview – Long Term Incentive Plan above for information regarding our cash-based LTI awards.
(3)Pursuant to SEC rules, amounts paid out to our NEOs with respect to our cash-based LTI awards will be reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the year earned, not the year granted. Accordingly, see the Summary Compensation Table for 2025 for the total amounts paid out to our NEOs with respect to the 2023 LTI awards granted to our NEOs (other than Ms. Clarkin), which vested on February 28, 2026. See footnotes (4) and (5) to the Summary Compensation Table for 2025 for additional information regarding the vesting and payment of Mr. O’Callaghan’s 2022 and 2021 LTI awards and Ms. Clarkin’s 2024 and 2023 LTI awards.
Employment Agreements with NEOs
Through our subsidiaries, Aircastle Advisor LLC (“AALLC”) and Aircastle (Ireland) Designated Activity Company (“AIDAC”), we have entered into an employment agreement (as amended) with each of our NEOs. These employment agreements generally provide for payment of an annual base salary and the executives’ eligibility to receive an performance-based incentives with indicated target annual cash bonus and LTI award levels.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table and summary set forth potential amounts payable to our NEOs upon termination of employment or a change in control, as described below. The table below reflects amounts payable to our NEOs assuming termination of employment on February 28, 2026:

Name and Principal Position	Voluntary resignation by executive	Termination by us for cause	Termination by us without cause	Termination by us without cause or by executive for good reason following change in control(1)	Termination by executive for good reason	Normal retirement	Death or disability
Michael J. Inglese
Cash Severance	$—	$—	$1,500,000	$3,000,000	$1,500,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	750,000	750,000	750,000	—	750,000
COBRA Reimbursement	—	—	59,208	59,208	59,208	—	59,208
Vacation	80,769	80,769	80,769	80,769	80,769	80,769	80,769
Remainder of Restricted Cash and LTI Awards(1)	—	—	9,668,755	9,668,755	9,668,755	—	9,668,755

Roy Chandran
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	59,208	59,208	59,208	—	59,208
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	3,867,505	3,867,505	3,867,505	—	3,867,505

Douglas C. Winter
Cash Severance	$—	$—	$1,150,000	$2,300,000	$1,150,000	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	575,000	575,000	575,000	—	575,000
COBRA Reimbursement	—	—	45,696	45,696	45,696	—	45,696
Vacation	61,923	61,923	61,923	61,923	61,923	61,923	61,923
Remainder of Restricted Cash and LTI Awards(1)	—	—	3,867,505	3,867,505	3,867,505	—	3,867,505

Paul O’Callaghan
Cash Severance	$—	$—	$1,003,663	$2,007,326	$1,003,663	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	501,832	501,832	501,832	—	501,832
Health Insurance Benefits	—	—	5,064	5,064	5,064	—	5,064
Vacation	54,043	54,043	54,043	54,043	54,043	54,043	54,043
Remainder of Restricted Cash and LTI Awards(1)	—	—	1,959,866	1,959,866	1,959,866	—	1,959,866

Sarah Clarkin
Cash Severance	$—	$—	$743,891	$1,487,783	$743,891	$—	$—
Pro-rata Bonus (assumes February 28 termination)	—	—	330,618	330,618	330,618	—	330,618
Health Insurance Benefits	—	—	5,203	5,203	5,203	—	5,203
Vacation	44,506	44,506	44,506	44,506	44,506	44,506	44,506
Remainder of Restricted Cash and LTI Awards(1)	—	—	508,721	508,721	508,721	—	508,721
_______________
(1)Includes the 2023, 2024, and 2025 LTI awards (or for Ms. Clarkin, the applicable portion thereof) vesting on February 28, 2026, February 28, 2027, and February 29, 2028, respectively.
As described above in the section entitled “Employment Agreements with NEOs,” we, through our subsidiaries, AALLC and AIDAC, have entered into employment agreements (as amended) with our named executive officers which set forth certain terms and conditions of their employment relating to termination and termination payments.

Under the employment agreements for our named executive officers:
•if the employment of such named executive officer is terminated without “cause” or with “good reason” (as defined in such employment agreement), and if he or she signs a general release of claims and complies with the covenants described below, then he or she will be entitled to receive: (i) an amount equal to the sum of the base salary and target annual cash bonus for the year of termination, payable over a one-year period (two times such amount and payable in a lump sum if the termination occurs within 120 days prior to or within 2 years following a “change in control” as defined in such employment agreement); (ii) a pro-rata annual bonus for the year of termination; (iii) reimbursement of COBRA premiums or health insurance benefits for up to 12 months; (iv) accelerated vesting of any remaining cash-based LTI awards; and
•such named executive officer covenants not to compete with Aircastle for six months following termination of his or her employment for any reason and will not solicit the employees of Aircastle or the clients or customers of Aircastle for competing business, in each case, for a period of 12 months following termination.
Director Compensation Table for 2025
The table below describes our compensation of Directors for the fiscal year ended February 28, 2026:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Douglas A. Hacker	$170,000	$170,000
Charles W. Pollard	170,000	170,000
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management. The table below sets forth information as of April 14, 2026, as to the beneficial ownership of our Common Shares.

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
(2)MM Air Limited beneficially owns 8,920 Common Shares. MM Air Limited is controlled by affiliates of our Shareholders.

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
A Related Person is any person who is, or at any time since the beginning of the Company’s last fiscal year was, a Director or executive officer of the Company or a nominee to become a Director of the Company; our Shareholders or their affiliates; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the Director, executive officer, nominee or our Shareholders or their affiliates, and any person (other than a tenant or employee) sharing the household of such Director, executive officer, nominee or our Shareholders or their affiliates.
Director Independence
Although our Common Shares are no longer listed on the NYSE or any other national securities exchange and we are therefore not required to have a majority of independent directors, the Board considers the current Directors Messrs. Hacker and Pollard to be independent and that Directors Messrs, Hashimoto, Hirose, Inglese, Irie and Ogasawara to be not independent. The Board also considers the current Chairman Mr. Ogasawara to be not independent. Our standing Risk and Governance, Audit and Compensation Committees include independent and non-independent Directors.
In addition, the Board considered transactions described above under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions” in making the independence determinations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees, Audit Related Fees, Tax Fees and All Other Fees. In connection with the audit of the fiscal year 2025 and 2024 financial statements, the Company entered into an engagement letter with Ernst & Young LLP (“EY”) that sets forth the terms by which EY has performed audit services for the Company. Professional services rendered by EY for the years ended February 28, 2026 and 2025 were as follows:

	Year Ended February 28,
	2026	2025
Audit fees(1)	$2,430,000	$2,514,000
Tax fees(2)	1,082,000	1,004,300
All other fees(3)	7,600	7,600
_______________
(1)Represents fees for the audit of the Company’s consolidated financial statements, including the testing of internal control over financial reporting, the reviews of financial statements included in the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, certain Current Reports on Form 8-K, audits of IBJ Air joint venture, consultations concerning financial accounting and reporting standards, statutory audits and services rendered relating to the Company’s registration statements.
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
		The following is a list of the “Consolidated Financial Statements” of Aircastle Limited and its subsidiaries included in this Annual Report on Form 10-K, which are filed herewith pursuant to Item 8:
		Report of Independent Registered Public Accounting Firm.
		Consolidated Balance Sheets as of February 28, 2026 and 2025.
		Consolidated Statements of Income and Comprehensive Income for the years ended February 28/29, 2026, 2025 and 2024.
		Consolidated Statements of Cash Flows for the years ended February 28/29, 2026, 2025 and 2024.
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28/29, 2026, 2025 and 2024.
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

4.7
Description of Aircastle Limited’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on February 13, 2020).

4.8
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

4.17
Guarantee Supplemental Indenture (6.500% Senior Notes due 2028), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on July 10, 2025).

4.18
Guarantee Supplemental Indenture (4.250% Senior Notes due 2026), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on July 10, 2025).

4.19
Guarantee Supplemental Indenture (5.950% Senior Notes due 2029), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on July 10, 2025).

4.20
Guarantee Supplemental Indenture (2.850% Senior Notes due 2028), dated as of April 28, 2025, among Aircastle Limited, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on July 10, 2025).

4.21
Guarantee Supplemental Indenture (5.750% Senior Notes due 2031), dated as of April 28, 2025, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed on July 10, 2025).

4.22
Guarantee Supplemental Indenture (5.250% Senior Notes due 2030), dated as of April 28, 2025, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed on July 10, 2025).

4.23
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

Exhibit No.	Description of Exhibit

10.7	Aircastle Limited Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on May 25, 2017). #

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

10.24
Amendment No. 16 to Purchase Agreement COM0270-15, dated as of February 9, 2022, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.25
Amendment No. 17 to Purchase Agreement COM0270-15, dated as of August 24, 2022 (Amendment No. 17), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 12, 2022). ** ØØ

10.26
Amendment No. 18 to Purchase Agreement COM0270-15, dated as of December 8, 2022 (Amendment No. 18), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 12, 2023). ** ØØ

10.27
Amendment No. 19 to Purchase Agreement COM0270-15, dated as of April 18, 2023 (Amendment No. 19), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 12, 2023). ** ØØ

10.28
Amendment No. 22 to Purchase Agreement COM0270-15, dated as of May 28, 2024 (Amendment No. 22), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 11, 2024). ** ØØ

10.29
Amendment No. 23 to Purchase Agreement COM0270-15, dated as of July 23, 2024 (Amendment No. 23), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 10, 2024). ** ØØ

10.30
Amendment No. 24 to Purchase Agreement COM0270-15, dated as of January 6, 2025 (Amendment No. 24), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on April 23, 2025). ** ØØ

10.31
Amendment No. 25 to Purchase Agreement COM0270-15, dated as of October 10, 2025 (Amendment No. 25), by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 13, 2026). ** ØØ

10.32
Amendment No. 1 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of November 11, 2016, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 14, 2017). Ø

10.33
Amendment No. 2 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of August 11, 2017, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017). Ø

10.34
Amendment No. 3 to Letter Agreement COM0271-15 in Purchase Agreement COM0270-15, dated as of February 23, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.35
Amendment No. 4 to Letter Agreement COM271-15 in Purchase Agreement COM0270-15, dated as of April 19, 2018, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2018). Ø

10.36
Amendment No. 5 to Letter Agreement COM0270-15, dated as of October 24, 2019, by and between Aircastle Holding Corporation and Embraer S.A. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on February 13, 2020). ØØ

10.37
Amendment No. 6 to Letter Agreement COM0270-15, dated as of December 4, 2020, by and between Aircastle Holding Corporation and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ØØ

10.38
Amendment No. 7 to Letter Agreement COM0270-15, dated as of December 3, 2021, by and between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on April 28, 2022). ØØ

10.39
Notice and Consent COM0439-19, dated as of September 18, 2020, between Aircastle Holding Corporation, Embraer S.A. and Yaborã Indústria Aeronáutics S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 13, 2021). ^ ØØ

10.40
Voting and Support Agreement, dated as of November 5, 2019, by and among Aircastle Limited, Marubeni Corporation, Marubeni Aviation Corporation and Marubeni Aviation Holding Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2019).

Exhibit No.	Description of Exhibit

10.41	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2020).

10.42
Subscription Agreement, dated July 5, 2023, by and among Aircastle Limited, MM Air Ltd. and Marubeni Aviation Holdings Coöperatief U.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

10.43
Amendment Agreement to the Seventh Amended and Restated Credit Agreement, dated as of February 8, 2024, by and among Aircastle Limited, the several lenders from time to time parties thereto, and Citibank N.A., in its capacity as agent for the lenders (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on April 25, 2024). *

10.44
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

21.1	Subsidiaries of the Registrant. *

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Act of 2002. *

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2026 and 2025; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended February 28/29, 2026, 2025, and 2024; (iii) Consolidated Statements of Cash Flows for the years ended February 28/29, 2026, 2025, and 2024; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended February 28/29, 2026, 2025, and 2024; and (v) Notes to Consolidated Financial Statements*

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
ITEM 16. FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aircastle Limited and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aircastle Limited and subsidiaries (the Company) as of February 28, 2026 and 2025, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Accounting for Income Tax
Description of the Matter
The Company is incorporated in Bermuda and leases its aircraft within over 40 countries. The Company’s income is subject to U.S. federal, state and local income taxes, as well as foreign income tax in many of the jurisdictions it leases aircraft. As more fully described in Note 11 to the consolidated financial statements, the Company recognized a consolidated provision for income taxes of $29 million for the year ended February 28, 2026.
Auditing the Company’s income tax accounting was especially challenging due to the international tax structure maintained by the Company. Specifically, the auditing of certain transactions to buy aircraft in foreign jurisdictions required increased auditor effort, including the use of tax professionals with specialized skills, to evaluate the Company’s application of the tax laws in the relevant jurisdictions and the related income tax.

How We Addressed the Matter in Our Audit
To test the Company’s application of tax laws in the relevant jurisdictions and the related income tax, we performed audit procedures that included, among others, obtaining, and assessing the completeness of, a list of transactions to purchase aircraft during the period and evaluating the tax treatment of certain transactions through review of the lease documents and our assessment of the tax law. Our audit procedures were performed with the assistance of our tax professionals with specialized skills and knowledge.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Stamford, CT
April 21, 2026

Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	February 28,
	2026	2025
ASSETS
Cash and cash equivalents	$179,889	$279,052
Accounts receivable	18,239	9,662
Flight equipment held for lease, net	8,267,353	7,644,867
Net investment in leases, net	267,085	257,249
Unconsolidated equity method investment	47,540	45,813
Other assets	209,680	273,521

Total assets	$8,989,786	$8,510,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$112,355	$502,609
Borrowings from unsecured financings, net	5,139,411	4,452,781
Accounts payable, accrued expenses and other liabilities	381,274	295,132
Lease rentals received in advance	63,514	68,120
Security deposits	65,424	82,477
Maintenance payments	560,157	583,658
Total liabilities	6,322,135	5,984,777

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at February 28, 2026 and 2025	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 shares issued and outstanding at February 28, 2026 and 2025	—	—
Additional paid-in capital	2,378,774	2,378,774
Retained earnings	288,877	146,613
Total shareholders’ equity	2,667,651	2,525,387
Total liabilities and shareholders’ equity	$8,989,786	$8,510,164

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Year Ended February 28/29,
	2026	2025	2024
Revenues:
Lease rental revenue	$759,701	$652,379	$603,571
Direct financing and sales-type lease revenue	20,945	21,295	16,503
Amortization of lease premiums, discounts and incentives	280	(21,682)	(20,420)
Maintenance revenue	95,654	90,490	132,179
Total lease revenue	876,580	742,482	731,833
Gain on sale or disposition of flight equipment	95,889	77,191	121,646
Other revenue	2,650	1,302	1,937
Total revenues	975,119	820,975	855,416

Operating expenses:
Depreciation	384,028	355,666	348,229
Interest, net	282,139	247,923	229,050
Selling, general and administrative	89,483	86,416	82,127
Provision (benefit) for credit losses	(57)	8,715	12,081
Impairment of flight equipment	53,323	19,391	55,240
Maintenance and other costs	17,101	16,938	29,884

Total operating expenses	826,017	735,049	756,611

Other income (expense):
Gain (loss) on extinguishment of debt	(2,973)	285	—
Other	74,120	56,247	5,571

Total other income	71,147	56,532	5,571

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	220,249	142,458	104,376
Income tax provision	28,863	21,948	23,265
Earnings of unconsolidated equity method investment, net of tax	2,662	3,103	2,205

Net income	$194,048	$123,613	$83,316
Preference share dividends	(21,000)	(21,000)	(21,000)
Net income available to common shareholders	$173,048	$102,613	$62,316

Total comprehensive income available to common shareholders	$173,048	$102,613	$62,316

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended February 28/29,
	2026	2025	2024
Cash flows from operating activities:
Net income	$194,048	$123,613	$83,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384,028	355,666	348,229
Amortization of deferred financing costs	18,032	17,033	17,090
Amortization of lease premiums, discounts and incentives	(280)	21,682	20,420
Deferred income taxes	21,193	17,550	20,053
Collections on net investments in leases	5,352	7,628	3,557
Security deposits, maintenance payments and insurance settlements included in earnings	(119,410)	(59,959)	(54,373)
Gain on sale or disposition of flight equipment	(95,889)	(77,191)	(121,646)
Loss (gain) on extinguishment of debt	2,973	(285)	—
Impairment of aircraft	53,323	19,391	55,240
Provision (benefit) for credit losses	(57)	8,715	12,081
Other	(1,822)	(3,188)	(2,512)
Changes on certain assets and liabilities:
Accounts receivable	(8,207)	(6,984)	(443)
Other assets	7,950	13,532	(9,317)
Accounts payable, accrued expenses and other liabilities	25,462	7,475	(15,907)
Lease rentals received in advance	(3,643)	19,343	14,466

Net cash and cash equivalents provided by operating activities	483,053	464,021	370,254
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(1,710,760)	(1,588,197)	(1,240,183)
Proceeds from sale or disposition of flight equipment	729,500	565,921	361,826
Proceeds from settlement of insurance claims	70,824	49,500	—
Proceeds from sale of investment in debt securities	10,128	—	—
Aircraft purchase deposits and progress payments, net of returned deposits and aircraft sales deposits	2,713	4,157	5,650
Other	9	(1,613)	(6,408)

Net cash and cash equivalents used in investing activities	(897,586)	(970,232)	(879,115)
Cash flows from financing activities:
Proceeds from issuance of common shares	—	300,000	200,000
Proceeds from secured and unsecured debt financings	1,915,489	1,702,048	2,029,750
Repayments of secured and unsecured debt financings	(1,624,927)	(1,452,340)	(1,917,744)
Deferred financing costs	(15,190)	(9,849)	(25,035)
Debt extinguishment costs	—	285	—
Security deposits and maintenance payments received	153,390	152,521	159,792
Security deposits and maintenance payments returned	(50,608)	(16,379)	(18,786)
Dividends paid	(62,784)	(21,000)	(21,000)

Net cash and cash equivalents provided by financing activities	315,370	655,286	406,977
Net (decrease) increase in cash and cash equivalents	(99,163)	149,075	(101,884)
Cash and cash equivalents at beginning of year	279,052	129,977	231,861

Cash and cash equivalents at end of year	$179,889	$279,052	$129,977

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended February 28/29,
	2026	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$247,603	$233,284	$240,715
Cash paid during the year for income taxes	$1,357	$4,170	$5,135
Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$119,301	$113,641	$55,046
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$96,905	$77,976	$28,350
Transfers from Flight equipment held for lease, net to Net investment in leases, net and Other assets	$68,244	$54,151	$220,648

The accompanying notes are an integral part of these consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2023	14,048	$—	400	$—	$1,878,774	$(7,316)	$1,871,458
Issuance of common shares	1,516	—	—	—	200,000	—	200,000
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Net income	—	—	—	—	—	83,316	83,316
Balance, February 29, 2024	15,564	$—	400	$—	$2,078,774	$55,000	$2,133,774
Issuance of common shares	2,276	—	—	—	300,000	—	300,000
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Common share dividends	—	—	—	—	—	(11,000)	(11,000)
Net income	—	—	—	—	—	123,613	123,613

Balance, February 28, 2025	17,840	$—	400	$—	$2,378,774	$146,613	$2,525,387
Preference share dividends	—	—	—	—	—	(21,000)	(21,000)
Common share dividends	—	—	—	—	—	(30,784)	(30,784)
Net income	—	—	—	—	—	194,048	194,048
Balance, February 28, 2026	17,840	$—	400	$—	$2,378,774	$288,877	$2,667,651
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of February 28, 2026, through the date on which the consolidated financial statements included in this Annual Report were issued.
Segment Reporting
We manage and analyze our business and report our results of operations based on one operating and reportable segment: leasing, financing, selling and managing commercial flight equipment. Our Chief Executive Officer is the chief operating decision maker (the “CODM”). As a single reportable segment entity, the CODM utilizes consolidated net income to evaluate segment performance and allocate resources. The significant segment expenses and other segment items, including total assets, that are provided to the CODM are consistent with the information presented in the Company’s consolidated balance sheets and statements of income.
Risk and Uncertainties
In the normal course of business, Aircastle encounters several significant types of economic risk, including credit, market, aviation industry and capital market risks. Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments and to fulfill its other contractual obligations to Aircastle. Market risk reflects the change in the value of financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying financings. Aviation industry risk is the risk of a downturn in the commercial aviation industry which could adversely impact a lessee’s ability to make payments, increase the risk of early lease terminations and negatively affect lease rates and the value of the Company’s aircraft. Capital market risk is the risk that the Company is unable to obtain capital at reasonable rates to fund the growth of its business or to refinance existing debt.
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
Flight Equipment Held for Lease and Depreciation
Flight equipment held for lease is stated at cost and depreciated using the straight-line method, typically over a 25-year life from the date of manufacture for passenger aircraft and over a 30 to 35-year life for freighter aircraft, depending on whether the aircraft is a converted or purpose-built freighter, to estimated residual values. Estimated residual values are generally determined to be 15% of the manufacturer’s estimated realized price for passenger aircraft when new and 5% to 10% for freighter aircraft when new. Management may make exceptions to this policy on a case-by-case basis when, in its judgment, the residual value calculated pursuant to this policy does not appear to reflect current expectations of value. Examples of circumstances in which such exceptions may arise include but are not limited to:
•flight equipment where estimates of the manufacturer’s realized sales prices are not relevant (e.g., freighter conversions);
•flight equipment where estimates of the manufacturer’s realized sales prices are not readily available; and
•flight equipment which may have a shorter useful life due to obsolescence.
Major improvements and modifications incurred in connection with the acquisition of aircraft that are required to place the aircraft into initial service are capitalized and depreciated over the remaining life of the flight equipment.
For planned major maintenance activities for aircraft that are off lease, the Company capitalizes the actual maintenance costs by applying the deferral method. Under the deferral method, we capitalize the actual cost of major maintenance events, which are typically depreciated on a straight-line basis over the period until the next maintenance event is required.
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
When we acquire an aircraft with a lease attached, determining the fair value of the lease requires us to make assumptions regarding the current fair values of leases for comparable aircraft. We estimate a range of current lease rates for similar aircraft to assess whether the attached lease is within a fair value range. If the contractual lease rate is below or above the estimated market range, the Company records a lease discount or premium equal to the present value the estimated amount below or above the fair value range over the remaining term of the lease. Any such lease discount or premium is amortized into lease revenue on a straight-line basis over the remaining lease term.
Flight Equipment Held for Sale
Flight equipment is classified as held for sale when management commits to a plan to sell, the asset is available for immediate sale in its present condition, and the sale is probable and expected to be completed within one year based on management’s evaluation of all relevant facts and circumstances. Upon classification as held for sale, flight equipment is measured at the lower of its carrying amount or fair value less costs to sell, depreciation is ceased, and the asset is presented separately within other assets on the consolidated balance sheet.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Impairment of Flight Equipment
We perform recoverability assessments of all our aircraft and other flight equipment at least annually, and more frequently when events or changes in circumstances indicate that the carrying amount or net book value of an asset may not be recoverable. We perform aircraft-specific recoverability tests when such indicators exist. Indicators may include, but are not limited to, a significant lease restructuring or early lease termination, significant change in an aircraft type’s storage levels, the introduction of newer technology aircraft or engines, an aircraft type is no longer in production or a significant airworthiness directive is issued. We focus on aircraft with near-term lease expirations, customers that have entered judicial insolvency proceedings and any additional customers that may become subject to similar-type proceedings, and certain other customers or aircraft variants that are more susceptible to value deterioration.
For assets with indicators of impairment, we assess whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. These undiscounted cash flows include cash flows from currently contracted lease rental and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. If an aircraft does not meet the recoverability test, the aircraft will be written down to its estimated fair value, resulting in an impairment charge.
Our estimates and assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third party industry sources. The factors considered in estimating the undiscounted cash flows are subject to change in future periods and may be affected by changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
If our estimates or assumptions change, we may revise our cash flow assumptions and record future impairment charges. While we believe that the estimates and related assumptions used in our recoverability assessments are appropriate, actual results could differ from those estimates.
Net Investment in Leases
If a lease meets specific criteria at lease commencement or at the effective date of a lease modification, we classify the lease as a direct financing or sales-type lease. The net investment in direct financing and sales-type leases consists of the lease receivable, the estimated unguaranteed residual value of the leased flight equipment at lease-end and, for direct financing leases, deferred selling profit. For sales-type leases, we recognize the difference between the net book value of the aircraft and the net investment in the lease as a gain or loss on sale of flight equipment. Selling profit on a direct financing lease is deferred and amortized over the lease term, and a selling loss is recognized at lease commencement. Interest income on our net investment in leases is recognized as direct financing and sales-type leases revenue over the lease term in a manner that produces a constant rate of return on the net investment in the lease.
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
Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment in an aircraft leasing entity that is accounted for using the equity method as we do not exercise control over the entity. Under the equity method, the investment is initially recorded at cost and the carrying amount subsequently adjusted for our share of the unconsolidated equity method investment’s undistributed earnings and losses and distributions of dividends and capital. The investment is reviewed for impairment

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

whenever events or changes in circumstances indicate the fair value is less than its carrying value and the decline is other-than-temporary.
Security Deposits
Most of our operating leases require the lessee to pay Aircastle a security deposit or provide a letter of credit. Security deposits represent cash received from the lessee that is held on deposit until lease expiration or termination. If a lease is terminated, we recognize security deposits in excess of outstanding lease payments as other revenue.
Maintenance Payments
In general, the lessee is responsible for performing maintenance on the aircraft and is required to make payments for heavy maintenance, overhaul or replacement of certain high-value components. These maintenance payments are typically calculated based on hours or cycles of utilization or on calendar time, depending upon the applicable component, and are made either monthly in arrears or at the end of the lease term. Our determination of whether to require such payments to be made monthly or to permit a lessee to make a single maintenance payment at the end of the lease term depends on a variety of factors, including the creditworthiness of the lessee, the amount of security deposit provided by the lessee and market conditions at the time we enter into the lease. Where a lessee makes monthly maintenance payments, we are generally obligated to use such funds to reimburse the lessee for costs they incur for eligible heavy maintenance, overhaul or replacement of certain high-value components during the lease term, typically following completion of the relevant work. Where a lessee makes a single end of lease maintenance payment, the lessee would be required to compensate us for its utilization of the aircraft during the lease. In some cases, however, we may owe a net payment to the lessee if heavy maintenance is performed and paid for by the lessee during the lease term and the aircraft is returned to us in better condition than at lease inception.
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
Lease Incentives and Amortization
Many of our leases contain provisions that may require us to pay a portion of the lessee’s costs for heavy maintenance, overhaul or replacement of certain high-value components. We account for these expected payments as lease incentives, which are amortized on a straight-line basis as a reduction of revenue over the lease term. We estimate the amount of our portion for such costs, typically for the first major maintenance event for the airframe, engines, landing gear and auxiliary power units, expected to be paid to the lessee. These estimates are based on assumed utilization of the related aircraft by the lessee, the anticipated amount of the maintenance event cost and the estimated amounts the lessee is responsible to pay. The assumptions supporting these estimates are reevaluated annually.
This estimated lease incentive is not recognized as a lease incentive liability at the inception of the lease. We recognize the lease incentive as a reduction of lease revenue on a straight-line basis over the lease term, with the offset being recorded as a lease incentive liability which is included in maintenance payments on the balance sheet. The payment to the lessee for the lease incentive liability is first recorded against the lease incentive liability, and any excess above the lease incentive liability is recorded as a prepaid lease incentive asset, which is included in other assets on the balance sheet and continues to amortize over the remaining lease term.
Lease acquisition costs related to reconfiguration of the aircraft cabin, other lessee specific modifications and other direct costs are capitalized and amortized into revenue over the initial lease term, assuming no lease renewals, and are included in other assets.

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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires disclosure of specific categories in the rate reconciliation, using both percentages and reporting currency amounts, as well as disclosure of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and individual jurisdictions. The standard is effective for annual periods beginning after

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

December 15, 2024 and is applied on a prospective basis. The Company adopted ASU 2023-09 effective for the year ended February 28, 2026, and the additional disclosures required by the standard are included in Note 11. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires entities to provide additional disclosure around certain costs and expenses presented within the Income Statement. This standard aims to improve the disclosures around the entity’s expenses and address requests from investors for more detailed information about the types of expenses. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.
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

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of February 28, 2026 and 2025, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

	Fair Value as of February 28, 2026	Fair Value Measurements at February 28, 2026 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$179,889	$179,889	$—	$—	Market

Investments, at fair value
Investment in equity securities	$5,704	$1,806	$—	$3,898	Market/Income
Total investments, at fair value	$5,704	$1,806	$—	$3,898

	Fair Value as of February 28, 2025	Fair Value Measurements at February 28, 2025 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3	Valuation Technique
Assets:
Cash and cash equivalents	$279,052	$279,052	$—	$—	Market

Investments, at fair value
Investment in debt securities	$5,029	$—	$—	$5,029	Income
Investment in equity securities	4,883	985	—	3,898	Market/Income

Total investments, at fair value	$9,912	$985	$—	$8,927
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
During the year ended February 28, 2026, we sold certain notes received from our airline customers and, as a result, held no investments in debt securities that were measured at fair value as of February 28, 2026.
For the years ended February 28, 2026 and 2025, we had no transfers into or out of Level 3.
Assets Measured at Fair Value on a Non-recurring Basis
We measure the fair value of certain assets and liabilities on a non-recurring basis, when U.S. GAAP requires the application of fair value, including when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Assets subject to these measurements include our aircraft and unconsolidated equity method investment.
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the market approach (Level 2 or 3), which incorporates third-party appraisal data, and an income approach (Level 3), which reflects the Company’s assumptions and appraisal data regarding the present value of future cash proceeds from leasing and selling aircraft. Level 3 valuations contain significant unobservable inputs. See “Aircraft Valuation” below for further information.

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
The fair value of our investments, which consist of debt and equity securities, is determined using quoted market prices for those securities that are traded in an active markets (Level 1), or using the income approach for those securities which there is no active market or where market data is limited (Level 3). The fair value of our senior notes is estimated using quoted market prices (Level 1). The fair value of all other secured and unsecured financings is estimated using a discounted cash flow analysis based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).
The carrying amounts and fair values of our financial instruments at February 28, 2026 and 2025, were as follows:

	February 28,
	2026		2025
Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments, at fair value(1)	$5,704	$5,704	$9,912	$9,912
Other investments, net	728	728	4,916	4,916

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$240,000	$240,000	$150,000	$150,000
Unsecured Term Loan	600,000	604,385	—	—
Other Financings	114,177	107,299	509,104	513,161
Senior Notes	4,350,000	4,452,826	4,350,000	4,387,341
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.

Aircraft Valuation
Impairment of Flight Equipment
During the year ended February 28, 2026, the Company recorded total impairment charges of $53.3 million. This amount includes $35.9 million related to aircraft leased to 2 customers that filed for bankruptcy protection. For these aircraft, the Company recognized $11.5 million of maintenance and lease rentals received in advance into revenue during the same period.
The remaining $17.4 million of impairment charges were primarily transaction-related, including aircraft and engine redeliveries, and also related to other flight equipment recorded within other assets that is subject to tear-down and parts sales programs. For these items, the Company recognized $25.0 million of revenue related to maintenance, security deposits and the reversal of lease incentive liabilities during the year ended February 28, 2026.
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
Recoverability Assessment
We perform recoverability assessments of all our aircraft and other flight equipment at least annually, and more frequently when events or changes in circumstances indicate the carrying amount or net book value of an aircraft or other flight equipment may not be recoverable. We completed our annual recoverability assessment during the third quarter of fiscal year 2025.
For assets with indicators of impairment, we assess whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. These undiscounted cash flows include cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. If an aircraft does not meet the recoverability test, the aircraft will be written down to its estimated fair value, resulting in an impairment charge.
Our estimates and assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are subject to change in future periods and may be affected by changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the years ended February 28, 2026 and 2025:

	February 28,
	2026	2025
Beginning balance	$7,644,867	$6,940,502
Additions	1,773,528	1,670,063
Depreciation	(381,616)	(353,395)
Disposals and transfers to net investment in leases and held for sale	(720,064)	(601,331)
Impairments	(49,362)	(10,972)

Ending balance	$8,267,353	$7,644,867

Accumulated depreciation	$1,870,494	$2,163,084
Russian Aircraft Insurance Settlements
The Company leased 9 aircraft to Russian airlines that were unrecoverable following Russia’s invasion of Ukraine in February 2022. The Company filed claims against the reinsurers of the Russian airlines’ insurance, as well as under the Company’s contingent and possessed insurance policies (“C&P Policies”), seeking indemnification.
During the years ended February 28, 2025 and February 29, 2024, the Company received insurance settlement proceeds of $49.5 million and $43.2 million, respectively. For the year ended February 28, 2025, the proceeds were recorded in other income and related to settlements under certain of the Company’s C&P Policies. For the year ended

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

February 29, 2024, the proceeds were recorded within gain on sale or disposition of flight equipment and related to 4 aircraft formerly on lease to Joint Stock Company Aurora Airlines and Joint Stock Company Rossiya Airlines, resulting in the transfer of aircraft title to a Russian insurer.
In addition, during the year ended February 28, 2026, the Company recognized other income of $70.8 million related to settlement agreements with certain additional insurers under its C&P Policies.
The receipt of the insurance proceeds serves to mitigate, in part, the Company’s losses under its aviation insurance policies. The Company continues to pursue recoveries from the remaining insurers; however, the timing and amount of any additional recoveries, including those related to insurance litigation, remain uncertain. Accordingly, at this time, the Company can give no assurance as to when or what amounts it may ultimately collect with respect to these matters.
Note 4. Lease Rental Revenues
Minimum future lease rentals contracted to be received under our existing operating leases of flight equipment at February 28, 2026 were as follows:

Year Ended February 28/29,	Amount(1)
2027	$731,483
2028	660,147
2029	583,403
2030	475,153
2031	391,214
Thereafter	992,058
Total	$3,833,458
_______________
(1)Reflects impact of lessee lease rental deferrals.
At February 28, 2026 and 2025, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $23.5 million and $34.8 million, respectively.
Note 5. Net Investment in Leases, Net
At February 28, 2026 and 2025, our net investment in leases consisted of 14 aircraft. During the year ended February 28, 2026, we sold 1 aircraft and acquired 1 aircraft, each of which were subject to sales-type leases.
The components of our net investment in leases at February 28, 2026 and 2025 were as follows:

	February 28,
	2026	2025
Lease receivable	$119,712	$121,202
Unguaranteed residual value of flight equipment	153,472	142,849
Net investment in leases	273,184	264,051
Allowance for credit losses	(6,099)	(6,802)
Net investment in leases, net	$267,085	$257,249

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of February 28, 2026, future lease payments on net investment in leases were as follows:

Year Ending February 28/29,	Amount
2027	$26,751
2028	27,167
2029	26,690
2030	20,489
2031	22,797
Thereafter	28,650
Total lease payments to be received	152,544
Present value of lease payments – lease receivable	(119,712)
Difference between undiscounted lease payments and lease receivable	$32,832
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of our Net Book Value as of February 28, 2026 and 2025 was as follows:

	February 28,
	2026			2025
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	70		27%	67	28%
Europe	79		23%	99	30%
Middle East and Africa	14		5%	11	5%
North America	72		30%	58	26%
South America	36		12%	29	11%
Off-lease	6	(1)	3%	1	—%
Total	277		100%	265	100%
_______________
(1)We currently have 6 off-lease narrow-body aircraft that are being marketed for lease. Of these aircraft, 4 were previously leased to a customer that filed for bankruptcy protection, and we expect these aircraft to remain off-lease for an extended period. Of the remaining 2 aircraft, 1 aircraft was delivered on lease to a customer during the first quarter of fiscal year 2026 and the other aircraft is expected to be delivered on lease to a customer in the second quarter of fiscal year 2026.
The following table sets forth the net book value of our flight equipment attributable to individual countries that represent at least 10% of the net book value of flight equipment based on each lessee’s principal place of business as of:

	February 28,
	2026			2025
Region	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$1,516,062	18%	8	$1,223,496	16%	7
India	1,161,997	14%	4	1,046,978	14%	3

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Year Ended February 28/29,
Region	2026	2025	2024
Asia and Pacific	27%	29%	29%
Europe	27%	31%	30%
Middle East and Africa	5%	4%	4%
North America	30%	25%	23%
South America	11%	11%	14%

Total	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Year Ended February 28/29,
	2026		2025		2024
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	2	16%	3	20%	3	21%
For the year ended February 28, 2026, total revenue attributable to the United States and India was 21%, and 11%, respectively. Total revenue attributable to the United States included $60.1 million from gains on sale or disposition of flight equipment.
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
Middle East Conflict
Recent armed conflicts and heightened geopolitical tensions in the Middle East have increased uncertainty regarding regional stability. Military actions and retaliatory measures involving multiple parties in the region have disrupted, and may continue to disrupt, commercial aviation and related economic activity, including oil markets and trade flows.
We are closely monitoring the evolving conflict and related geopolitical developments. While the ultimate impact on our business, financial condition and results of operations is currently uncertain, these hostilities have adversely affected, and an escalation or prolonged continuation of hostilities could continue to adversely affect, commercial aviation activity in the region, including through airspace closures, reduced flight operations, increased fuel and insurance costs, supply chain disruptions and broader macroeconomic effects. These impacts could, in turn, negatively affect the financial condition and operating performance of airlines operating in, or flying through, the region, potentially resulting in lease restructurings, payment deferrals or defaults.
As of and for the year ended February 28, 2026, our airline customers located in the Middle East represented approximately 5% of both our Net Book Value and lease rental revenue. Although our exposure to the region is limited and diversified across lessees and aircraft types, a sustained deterioration in regional or economic conditions could nevertheless have an adverse effect on our business, financial condition and results of operations.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 7. Unconsolidated Equity Method Investment
We have an equity method investment with Mizuho Leasing which has 4 aircraft with a net book value of $146.5 million at February 28, 2026.

	February 28,
	2026	2025
Beginning balance	$45,813	$42,710
Distributions from unconsolidated equity method investment	(935)	—
Earnings of unconsolidated equity method investment, net of tax	2,662	3,103

Ending balance	$47,540	$45,813
On May 15, 2025, the Company received $1.0 million from our equity method investee as full repayment of the aggregate principal amount outstanding under a loan agreement.
On August 18, 2025, we entered into a new loan agreement to provide our equity method investee with a $1.0 million unsecured loan facility, bearing interest at a rate of Term Secured Overnight Funding Rate (“SOFR”) (as defined in the loan agreement) plus 2%. The loan agreement had a one-year term and was fully repaid on December 15, 2025.
On March 27, 2026, we received a distribution of $16.1 million from our equity method investee.
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured term debt financings were as follows:

	At February 28, 2026				At February 28, 2025
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Other Financings(1)	$114,177	4	2.36% to 4.14%	11/30/31 to 06/27/32	$509,104
Less: Debt issuance costs	(1,822)				(6,495)

Total secured debt financings, net of debt issuance costs and discounts	112,355				502,609
Unsecured Debt Financings:
Senior Notes due 2025(2)	—		5.25%	08/11/25	650,000
Senior Notes due 2026	650,000		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
5.250% Senior Notes due 2030	500,000		5.25%	03/15/30	500,000
5.000% Senior Notes due 2030	650,000		5.00%	09/15/30	—
Senior Notes due 2031	500,000		5.75%	10/01/31	500,000
Unsecured Term Loan	600,000		5.06%	04/28/30	—
Revolving Credit Facilities	240,000		4.88% to 5.63%	01/18/28 to 02/9/29	150,000
Less: Debt issuance costs and discounts	(50,589)				(47,219)

Total unsecured debt financings, net of debt issuance costs and discounts	5,139,411				4,452,781

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,251,766				$4,955,390

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

_______________
(1)The borrowings under these financings at February 28, 2026 have a weighted-average fixed rate of interest of 3.11%.
(2)Repaid on August 1, 2025 with no gain or loss on the early extinguishment of debt.
Secured Debt Financings:
Other Financings
On May 12, 2025, we repaid in full the $391.6 million outstanding principal amount of one of our term financings secured by 17 aircraft, and $5.5 million of accrued interest. The secured term financing had a final stated maturity date of November 21, 2029. We recognized a $3.0 million loss on the early extinguishment of debt related to the write-off of unamortized financing costs.
Unsecured Debt Financings:
Unsecured Term Loan
On April 28, 2025, Aircastle Advisor, LLC (“AALLC”), a wholly-owned subsidiary of the Company, entered into a credit agreement with the lender parties thereto (the “Unsecured Term Loan Credit Agreement”) providing for a $600.0 million unsecured term loan (the “Unsecured Term Loan”). The Unsecured Term Loan bears interest at a floating rate under the Term SOFR (as defined in the Unsecured Term Loan Credit Agreement) plus 1.40% per annum and matures on April 28, 2030. Prior to April 28, 2026, the total credit commitment under the Unsecured Term Loan can be increased up to a maximum amount of $700.0 million. The Unsecured Term Loan Credit Agreement contains, among other customary provisions, a $1.1 billion minimum net worth covenant, a 2.0:1.0 minimum interest coverage ratio covenant, and a 1.25:1.0 minimum unencumbered asset ratio. The Company and Aircastle (Ireland) Designated Activity Company (“AIDAC”), a wholly-owned subsidiary of the Company, agreed to fully and unconditionally guarantee AALLC’s obligations under the Unsecured Term Loan Credit Agreement.
5.000% Senior Notes due 2030
On July 17, 2025, the Company and AIDAC issued $650.0 million aggregate principal amount of 5.000% Senior Notes due 2030 (the “5.000% Senior Notes due 2030”) at an issue price of 99.306%. The Company’s and AIDAC’s obligations under the 5.000% Senior Notes due 2030 are fully and unconditionally guaranteed by AALLC. The 5.000% Senior Notes due 2030 will mature on September 15, 2030, and bear interest at a rate of 5.00% per annum, payable semi-annually on March 15 and September 15 of each year.
Revolving Credit Facilities
On January 30, 2026, we amended our $200.0 million revolving credit facility with Mizuho Marubeni Leasing America Corporation, a related party, to extend the maturity date from January 31, 2027 to January 30, 2029. The facility bears interest at Term SOFR (as defined in the amendment to the credit agreement) plus 1.89%. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
On February 9, 2026, we amended our $300.0 million revolving credit facility with Mizuho Bank Ltd., a related party, to extend the maturity date from February 7, 2027 to February 9, 2029. The facility bears interest at Term SOFR (as defined in the amendment to the credit agreement) plus 1.20%. This transaction was approved by our Audit Committee as an arm’s length transaction under our related party policy.
As of February 28, 2026, we had $240.0 million in borrowings outstanding under our revolving credit facilities and had $1.9 billion available for borrowing.
AALLC Guarantees
In connection with AALLC entering into the Unsecured Term Loan Credit Agreement, AALLC agreed to fully and unconditionally guarantee (the “AALLC Guarantees”) the Company’s obligations under its revolving credit facilities and

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

its outstanding unsecured senior notes (collectively, the “Existing Unsecured Debt”). As a result of the AALLC Guarantees, the Unsecured Term Loan ranks pari passu in right of payment with the Existing Unsecured Debt.
Maturities of our secured and unsecured debt financings over the next five years and thereafter are as follows:

Year Ending February 28/29,	Amount
2027	$653,398
2028	973,497
2029	1,323,598
2030	3,704
2031	1,753,812
Thereafter	596,168
Total	$5,304,177
As of February 28, 2026, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders’ Equity
Common Share Dividends
On March 17, 2025 and June 11, 2025, the Company paid common share dividends of $11.0 million and $30.8 million, respectively, which had been accrued as of February 28, 2025 and May 31, 2025, respectively. Each dividend was approved by the Company’s Board of Directors and the Shareholders.
Preference Share Dividends
The Company paid semi‑annual preference share dividends of $10.5 million each on March 17, 2025, September 15, 2025, and March 17, 2026, which were accrued as of February 28, 2025, August 31, 2025, and February 28, 2026, respectively. Each dividend was approved by the Company’s Board of Directors.
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $8.3 million and $8.7 million during the years ended February 28, 2026 and 2025, respectively, whereby our Shareholders provide certain management and administrative services to the Company. These fees are recorded in selling, general and administrative costs in the consolidated statements of income.
See Note 7 for our loan agreement entered into with our equity method investee during the year ended February 28, 2026.
Note 11. Income Taxes
Income taxes have been provided for based upon the tax laws and rates in countries in which our operations are conducted and income is earned.
On December 18, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax Act (the “Bermuda CIT Act”), which imposes a 15% corporate income tax (the “Bermuda CIT”) effective for tax years beginning on or after January 1, 2025. Accordingly, the Company is subject to the Bermuda CIT with respect to its fiscal year beginning March 1, 2025, and subsequent years.
As a result of the enactment of the Bermuda CIT Act, the Company now presents sources of income and the related components of the income tax provision by jurisdiction. Historically, such information was presented on a U.S. and non‑U.S. basis, as Bermuda was a zero‑rate jurisdiction in prior years.

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

The table below summarizes income by jurisdiction, including from Bermuda, the United States and other jurisdictions, primarily Ireland. Income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the years ended February 28, 2026 and 2025, and February 29, 2024, were as follows:

	Year Ended February 28/29,
	2026	2025	2024
Bermuda	$49,287	$53,649	$31,711
United States	22,867	27,253	25,029
Other	148,095	61,556	47,636

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$220,249	$142,458	$104,376
Our Bermuda, U.S., and Ireland-based aircraft-owning subsidiaries are subject to taxes in their respective jurisdictions. Our non-U.S.-based aircraft-owning subsidiaries generally earn income from sources outside the United States and, as a result, typically are not subject to U.S. federal, state or local income taxes.
The Company also has Irish, Singapore and U.S.-based subsidiaries that provide management services to our Bermuda, Irish and U.S. aircraft owning subsidiaries, and are subject to taxes in their respective jurisdictions.
The table below presents the components of the income tax provision attributable to Bermuda, the United States and other jurisdictions, primarily Ireland. The components of the income tax provision for the years ended February 28, 2026 and 2025, and February 29, 2024, consisted of the following:

	Year Ended February 28/29,
	2026	2025	2024
Current:
Bermuda	$1,462	$—	$—
United States	6,227	2,840	4,733
Other	(19)	1,558	(1,521)
Current income tax provision	7,670	4,398	3,212

Deferred:
Bermuda	—	—	—
United States	1,304	3,548	6,535
Other	19,889	14,002	13,518
Deferred income tax	21,193	17,550	20,053

Total	$28,863	$21,948	$23,265

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Upon adoption of ASU 2023-09, as described in Note 1, and enactment of the Bermuda CIT, as described above, the reconciliation of income taxes at the statutory rate to our provision for income taxes for the year ended February 28, 2026, was as follows:

	Year Ended February 28, 2026
	Amount	As %
Statutory tax rate (Bermuda)	$33,037	15.0%
State and local income taxes, net of federal income tax effect	—	—%
Foreign tax effects:
Ireland:
Statutory tax rate difference	(3,698)	(1.7)%
Non-deductible interest expense	4,960	2.3%
Other	(3,598)	(1.6)%
United States:
Statutory tax rate difference	1,372	0.6%
State and local income tax, net of federal income tax effect(1)	919	0.4%
Other	1,810	0.8%
Change in valuation allowance (Bermuda)	(5,914)	(2.7)%
Other adjustments	(25)	—%

Total	$28,863	13.1%
_______________
(1)Primarily attributable to Connecticut state taxes.
The reconciliation of income taxes at the U.S. federal statutory rate to our provision for income taxes for the years ended February 28, 2025 and February 29, 2024, presented in accordance with the guidance in effect prior to the adoption of ASU 2023-09, was as follows:

	Year Ended February 28/29,
	2025		2024
	Amount	As %	Amount	As %
Notional U.S. federal income tax expense at the statutory rate:	$29,916	21.0%	$21,919	21.0%
U.S. state and local income tax, net	1,086	0.8%	1,098	1.0%
Non-U.S. operations:
Bermuda	(11,233)	(7.9)%	(6,659)	(6.4)%
Ireland	2,531	1.8%	5,709	5.5%
Singapore	(10)	—%	(2)	—%
Other low tax jurisdictions	54	—%	64	0.1%
Non-deductible expenses in the U.S.	37	—%	29	—%
Other	(433)	(0.3)%	1,107	1.1%
Provision for income taxes	$21,948	15.4%	$23,265	22.3%

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Cash paid for income taxes, net of refunds, during the year ended February 28, 2026, as presented in accordance with ASU 2023-09, was as follows:

Year Ended February 28, 2026

Bermuda	$1,500
United States	(47)
Ireland	(218)
Other	122
Total cash paid for income taxes, net of refunds	$1,357
The significant components of the Company’s deferred tax assets and liabilities as of February 28, 2026 and 2025, consisted of the following:

	Year Ended February 28,
	2026	2025
Deferred tax assets:
Net operating loss carry forwards	$305,879	$282,103
Interest expense carry forwards	2,594	2,648
Other	22,714	21,369
Valuation allowance	(39,744)	(45,641)

Total deferred tax assets	291,443	260,479
Deferred tax liabilities:
Accelerated depreciation	(424,356)	(370,989)
Other	(7,590)	(8,124)
Total deferred tax liabilities	(431,946)	(379,113)

Net deferred tax liabilities	$(140,503)	$(118,634)
The Company had $415.2 million of U.S. federal net operating loss (“NOL”) carry forwards available at February 28, 2026 with no expiration date to offset future taxable income subject to U.S. graduated tax rates. The Company also had NOL carry forwards of $1.3 billion with no expiration date to offset future Irish taxable income. The Bermuda CIT Act includes a provision that allows the Company to carry forward losses incurred in Bermuda for the year ended February 28, 2021 and subsequent fiscal years. The Company has NOL carryforwards of $262.9 million with no expiration date to offset future Bermuda taxable income. A full valuation allowance of $262.9 million has been recognized against the Bermuda NOL carry forwards based on all available information, including projections of future taxable income.
Deferred tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively.
We do not expect to incur income taxes on future distributions of undistributed earnings of non-U.S. subsidiaries and, accordingly, no deferred income taxes have been provided for the distributions of such earnings. As of February 28, 2026, we have elected to permanently reinvest our accumulated undistributed U.S. earnings of $44.9 million. Accordingly, no U.S. withholding taxes have been provided. Withholding tax of $2.2 million would be due if such earnings were remitted.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. We did not have any unrecognized tax benefits.
We conduct business globally and, as a result, the Company and its subsidiaries or branches are subject to foreign, U.S. federal and various state and local income taxes, as well as withholding taxes. In the normal course of business, the

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Bermuda, Ireland and the United States.
Our policy is that we will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year.
Ireland and Bermuda Tax Law Changes
On December 18, 2023, Ireland enacted Finance (No. 2) Bill 2023 (the “Finance Bill”) which includes legislative changes for new tax measures and amendments to the Irish tax code, such as provisions to implement the Pillar Two GloBE rules, new outbound payment rules, and a dividend withholding tax, among other changes. The Finance Bill did not have a significant impact on our consolidated financial statements for the year ended February 28, 2026.
On December 18, 2023, Bermuda enacted the Bermuda CIT Act, which imposes a 15% corporate income tax regime that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. The Company has appropriately considered the impact of the Bermuda CIT and its impact on current and deferred income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA introduces an increased tax deduction for interest expense and a 100% bonus depreciation on U.S. leased assets. The OBBBA did not have a significant impact on our consolidated financial statements for the year ended February 28, 2026.
Note 12. Interest, Net
The following table shows the components of interest, net.

	Year Ended February 28/29,
	2026	2025	2024
Interest on borrowings and other liabilities	$271,362	$244,044	$228,539
Amortization of deferred financing fees and debt discount	18,032	17,033	17,090
Interest expense	289,394	261,077	245,629
Less: Interest income	(7,255)	(12,492)	(13,710)
Less: Capitalized interest	—	(662)	(2,869)

Interest, net	$282,139	$247,923	$229,050
Note 13. Commitments and Contingencies
Rent expense for office space leased in Stamford, Connecticut, Dublin, Ireland, and Singapore, $2.3 million, $1.9 million and $2.3 million for the years ended February 28, 2026 and 2025, and February 29, 2024, respectively.
As of February 28, 2026, future minimum lease payments under non-cancelable operating leases were as follows:

Year Ending February 28/29,	Amount
2027	$3,220
2028	3,251
2029	2,458
2030	1,649
2031	1,451
Thereafter	14,522
Total	$26,551

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

As of February 28, 2026, we had commitments to acquire 17 aircraft for $829.5 million.
As of February 28, 2026, commitments, including $34.4 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2027	$583,400
2028	114,456
2029	131,670
2030	—
2031	—
Thereafter	—
Total	$829,526
Note 14. Other Assets
Other assets consisted of the following as of February 28, 2026 and 2025:

	February 28,
	2026	2025
Deferred income tax asset	$6,556	$78
Lease incentives and premiums, net of accumulated amortization of $82,350 and $73,915, respectively	28,211	43,285
Flight equipment held for sale	45,120	56,983
Aircraft purchase deposits and Embraer E-2 progress payments	14,887	30,166
Right-of-use asset(1)	13,279	14,655
Deferred rent receivable, net(2)	—	20,086
Investments, at fair value(3)	5,704	9,912
Other investments, net(2)(3)	728	4,916
Other assets	95,195	93,440

Total other assets	$209,680	$273,521
______________
(1)Net of lease incentives and tenant allowances.
(2)Net of an allowance for credit losses as of February 28, 2025 – see Note 15.
(3)See Note 2.
Note 15. Allowance for Credit Losses
The activity in the allowance for credit losses related to our net investment in leases, other investments, and deferred rent receivables for the years ended February 28, 2026 and 2025, were as follows:

	Net Investment in Leases, net	Other Investments, net	Deferred Rent Receivables, net	Total
Balance at February 29, 2024	$7,714	$3,209	$2,146	$13,069
Provision (benefit) for credit losses	(300)	890	8,125	8,715
Write-offs	(612)	—	—	(612)

Balance at February 28, 2025	$6,802	$4,099	$10,271	$21,172
Provision (benefit) for credit losses	(357)	—	300	(57)
Write-offs	(346)	(4,099)	(10,571)	(15,016)

Balance at February 28, 2026	$6,099	$—	$—	$6,099

Aircastle Limited and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

During the year ended February 28, 2026, the allowance for credit losses related to our other investments and deferred rent receivables was written off, as the associated customer filed for bankruptcy protection.
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of February 28, 2026 and 2025:

	February 28,
	2026	2025
Accounts payable and accrued expenses	$54,605	$51,889
Dividends payable	10,500	21,500
Deferred income tax liability	147,059	118,712
Accrued interest payable	61,366	37,607
Lease liability	15,898	17,480
Lease discounts, net of accumulated amortization of $37,943 and $21,707, respectively	91,846	47,944
Total accounts payable, accrued expenses and other liabilities	$381,274	$295,132

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Aircastle Limited has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 21, 2026

Aircastle Limited
By:	/s/ Michael Inglese
Michael Inglese
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Aircastle Limited and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Inglese	Chief Executive Officer and Director	April 21, 2026
Michael Inglese

/s/ Roy Chandran	Chief Financial Officer	April 21, 2026
Roy Chandran

/s/ Dane Silverman	Chief Accounting Officer	April 21, 2026
Dane Silverman

/s/ Tomoaki Ogasawara	Chairman of the Board	April 21, 2026
Tomoaki Ogasawara

/s/ Douglas A. Hacker	Director	April 21, 2026
Douglas A. Hacker

/s/ Yasuhiko Hashimoto	Director	April 21, 2026
Yasuhiko Hashimoto

/s/ Naoshi Hirose	Director	April 21, 2026
Naoshi Hirose

/s/ Satoshi Irie	Director	April 21, 2026
Satoshi Irie

/s/ Charles W. Pollard	Director	April 21, 2026
Charles W. Pollard

S - 1