Form 10-Q
period 2026-05-31
Aircastle LTD
filed 2026-07-09
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 2, 2026, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	May 31, 2026	February 28, 2026
	(Unaudited)
ASSETS
Cash and cash equivalents	$440,922	$179,889
Accounts receivable	21,495	18,239
Flight equipment held for lease, net	8,146,241	8,267,353
Net investment in leases, net	265,915	267,085
Unconsolidated equity method investment	31,638	47,540
Other assets	260,524	209,680

Total assets	$9,166,735	$8,989,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$111,592	$112,355
Borrowings from unsecured financings, net	5,288,395	5,139,411
Accounts payable, accrued expenses and other liabilities	445,606	381,274
Lease rentals received in advance	56,593	63,514
Security deposits	68,363	65,424
Maintenance payments	581,440	560,157
Total liabilities	6,551,989	6,322,135

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at May 31, 2026 and February 28, 2026	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 shares issued and outstanding at May 31, 2026 and February 28, 2026	—	—
Additional paid-in capital	2,378,774	2,378,774
Retained earnings	235,972	288,877

Total shareholders’ equity	2,614,746	2,667,651

Total liabilities and shareholders’ equity	$9,166,735	$8,989,786
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2026	2025
Revenues:
Lease rental revenue	$194,580	$183,043
Direct financing and sales-type lease revenue	5,438	5,142
Amortization of lease premiums, discounts and incentives	391	2,766
Maintenance revenue	24,158	38,132

Total lease revenue	224,567	229,083
Gain on sale or disposition of flight equipment	10,866	30,289
Other revenue	97	472

Total revenues	235,530	259,844

Operating expenses:
Depreciation	92,828	95,816
Interest, net	71,216	68,841
Selling, general and administrative	21,576	20,691
Provision for credit losses	(183)	142
Impairment of flight equipment	3,361	5,066
Maintenance and other costs	5,292	4,244

Total operating expenses	194,090	194,800

Other expenses:
Loss on extinguishment of debt	—	(2,973)
Other	(494)	(456)

Total other expense	(494)	(3,429)

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	40,946	61,615
Income tax provision	7,526	12,721
Earnings of unconsolidated equity method investment, net of tax	198	393

Net income	$33,618	$49,287

Net income available to common shareholders	$33,618	$49,287

Total comprehensive income available to common shareholders	$33,618	$49,287
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2026	2025
Cash flows from operating activities:
Net income	$33,618	$49,287
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	92,828	95,816
Amortization of deferred financing costs	4,777	4,470
Amortization of lease premiums, discounts and incentives	(391)	(2,766)
Deferred income taxes	6,980	7,979
Collections on net investment in leases	1,353	1,517
Security deposits, maintenance payments and insurance settlements included in earnings	(2,480)	(27,149)
Gain on sale or disposition of flight equipment	(10,866)	(30,289)
Loss on extinguishment of debt	—	2,973
Impairment of flight equipment	3,361	5,066
Provision for credit losses	(183)	142
Distributions from unconsolidated equity method investment	10,427	—
Other	—	(394)
Changes in certain assets and liabilities:
Accounts receivable	(779)	(1,720)
Other assets	(9,639)	1,267
Accounts payable, accrued expenses and other liabilities	(24,293)	19,999
Lease rentals received in advance	(7,052)	1,674
Net cash and cash equivalents provided by operating activities	97,661	127,872
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(107,422)	(479,614)
Proceeds from sale or disposition of flight equipment	113,913	226,752
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	4,800	2,751
Distributions from unconsolidated equity method investment in excess of earnings	5,475	—
Other	(204)	936

Net cash and cash equivalents provided by (used in) investing activities	16,562	(249,175)
Cash flows from financing activities:
Proceeds from secured and unsecured debt financings	1,022,634	725,000
Repayments of secured and unsecured debt financings	(870,840)	(647,442)
Deferred financing costs	(8,350)	(6,106)
Security deposits and maintenance payments received	31,257	39,932
Security deposits and maintenance payments returned	(17,391)	(24,403)
Dividends paid	(10,500)	(21,500)
Net cash and cash equivalents provided by financing activities	146,810	65,481
Net increase (decrease) in cash and cash equivalents:	261,033	(55,822)
Cash and cash equivalents at beginning of period	179,889	279,052

Cash and cash equivalents at end of period	$440,922	$223,230
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended May 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$71,775	$29,342
Cash paid for income taxes	$(6)	$(316)

Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$13,220	$28,817
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$9,007	$4,567
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$104,122	$1,289
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2026	17,840	$—	400	$—	$2,378,774	$288,877	$2,667,651
Net income	—	—	—	—	—	33,618	33,618
Common share dividends	—	—	—	—	—	(86,523)	(86,523)

Balance, May 31, 2026	17,840	$—	400	$—	$2,378,774	$235,972	$2,614,746

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2025	17,840	$—	400	$—	$2,378,774	$146,613	$2,525,387
Net income	—	—	—	—	—	49,287	49,287
Common share dividends	—	—	—	—	—	(30,784)	(30,784)

Balance, May 31, 2025	17,840	$—	400	$—	$2,378,774	$165,116	$2,543,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026

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
The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026.
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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of May 31, 2026, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
May 31, 2026
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires entities to provide additional disclosure around certain costs and expenses presented within the Income Statement. This standard aims to improve the disclosures around the entity’s expenses and address requests from investors for more detailed information about the types of expenses. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of May 31, 2026 and February 28, 2026, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at May 31, 2026 Using Fair Value Hierarchy
	Fair Value as of May 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$440,922	$440,922	$—	$—	Market
Investments in equity securities	5,090	1,192	—	3,898	Market/Income

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026

		Fair Value Measurements at February 28, 2026 Using Fair Value Hierarchy
	Fair Value as of February 28, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$179,889	$179,889	$—	$—	Market
Investments in equity securities	5,704	1,806	—	3,898	Market/Income
Our cash and cash equivalents consist largely of money market securities that are highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities (Level 1). Our investments in equity securities consist of shares received as a result of claims settlements from various airline customers that had entered into bankruptcy proceedings or similar-type restructurings. Our investments in equity securities that are traded in an active market have been valued using quoted market prices (Level 1). Our investments in other equity securities for which there is no active market or there is limited market data have been valued using the income approach (Level 3).
For the three months ended May 31, 2026, we had no transfers into or out of Level 3.
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
We record aircraft at fair value when we determine the carrying value may not be recoverable. Fair value measurements for aircraft in impairment tests are based on the market approach (Level 2 or 3), which includes third-party appraisal data, and an income approach (Level 3), which reflects the Company’s assumptions and appraisal data regarding the present value of future cash proceeds from leasing and selling aircraft. Level 3 valuations contain significant non-observable inputs. See “Aircraft Valuation” below for further information.
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
The fair value of our investments, which consist of debt and equity securities is determined using quoted market prices for those securities that are traded in an active market (Level 1), or using the income approach for those securities which there is no active market or where market data is limited (Level 3). The fair value of our senior notes is estimated using quoted market prices (Level 1). The fair value of all other secured and unsecured financings is estimated using a discounted cash flow analysis based on our current incremental borrowing rates for similar types of borrowing arrangements (Level 2).

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026
The carrying amounts and fair values of our financial instruments as of May 31, 2026 and February 28, 2026, were as follows:

	May 31, 2026		February 28, 2026

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments in equity securities(1)	$5,090	$5,090	$5,704	$5,704
Other investments, net	728	728	728	728

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$20,000	$20,000	$240,000	$240,000
Unsecured Term Loans	975,000	977,074	600,000	604,385
Other Financings	113,337	106,946	114,177	107,299
Senior Notes	4,350,000	4,376,329	4,350,000	4,452,826
_______________
(1)See Assets Measured at Fair Value on a Recurring Basis.
Aircraft Valuation
Recoverability Assessment
We perform recoverability assessments of all our aircraft and other flight equipment at least annually, and more frequently when events or changes in circumstances indicate the carrying amount or net book value of an aircraft or other flight equipment may not be recoverable. We will perform our annual recoverability assessment during the third quarter of fiscal year 2026.
For assets with indicators of impairment, we assess whether the estimated future undiscounted net cash flows expected to be generated by the asset exceed its net book value. The undiscounted cash flows include cash flows from currently contracted lease rentals and maintenance payments, future projected lease rates and maintenance payments, transition costs, estimated down time, and estimated residual or scrap values for an aircraft. If an aircraft does not meet the recoverability test, the aircraft will be written down to its estimated fair value, resulting in an impairment charge.
Our estimates and assumptions are based on current and future expectations of the global demand for a particular aircraft type and historical experience in the aircraft leasing market and aviation industry, as well as information received from third-party industry sources. The factors considered in estimating the undiscounted cash flows are subject to change in future periods and may be impacted by changes in projected lease rental and maintenance payments, residual values, economic conditions, technology, airline demand for a particular aircraft type and other factors, such as the location of the aircraft and accessibility to records and technical documentation.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the three months ended May 31, 2026:

Amount
Balance at February 28, 2026	$8,267,353
Additions	119,338
Depreciation	(92,203)
Disposals and transfers to net investment in leases and held for sale	(144,886)
Impairments	(3,361)

Balance at May 31, 2026	$8,146,241

Accumulated depreciation	$1,908,808
Note 4. Lease Rental Revenues
Minimum future lease rental payments under existing operating leases for flight equipment as of May 31, 2026 were as follows:

Year Ending February 28/29,	Amount(1)
2027 (Remainder of fiscal year)	$556,565
2028	674,560
2029	594,351
2030	485,016
2031	403,230
Thereafter	1,007,502
Total	$3,721,224
_______________
(1)Reflects impact of lessee lease rental deferrals.
As of May 31, 2026 and February 28, 2026, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $25.7 million and $23.5 million, respectively.
Note 5. Net Investment in Leases, Net
As of both May 31, 2026 and February 28, 2026, the Company’s net investment in leases comprised 14 aircraft, with the components presented as follows:

	May 31, 2026	February 28, 2026
Lease receivable	$114,930	$119,712
Unguaranteed residual value of flight equipment	156,901	153,472
Net investment leases	271,831	273,184
Allowance for credit losses	(5,916)	(6,099)
Net investment in leases, net	$265,915	$267,085

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026
As of May 31, 2026, future lease payments under net investment in leases were as follows:

Year Ending February 28/29,	Amount
2027 (Remainder of fiscal year)	$19,303
2028	27,167
2029	26,690
2030	20,489
2031	22,797
Thereafter	28,650
Total lease payments to be received	145,096
Present value of lease payments - lease receivable	(114,930)
Difference between undiscounted lease payments and lease receivable	$30,166
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of May 31, 2026 and February 28, 2026, was as follows:

	May 31, 2026			February 28, 2026
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	70		28%	70	27%
Europe	76		23%	79	23%
Middle East and Africa	14		5%	14	5%
North America	71		30%	72	30%
South America	37		12%	36	12%
Off-lease	6	(1)	2%	6	3%
Total	274		100%	277	100%
_______________
(1)We currently have 6 off-lease narrow-body aircraft that are being marketed for lease. Of these aircraft, 5 were previously leased to a customer that has since ceased operations, and we expect they will remain off-lease for an extended period. The remaining aircraft has an executed lease and is expected to be delivered to a customer in the second quarter of fiscal year 2026.
The following table sets forth the net book value of our flight equipment attributable to individual countries that represent at least 10% of the total net book value of our flight equipment held for lease, based on each lessee’s principal place of business, as of May 31, 2026 and February 28, 2026:

	May 31, 2026			February 28, 2026
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$1,486,460	18%	6	$1,516,062	18%	8
India	1,150,168	14%	3	1,161,997	14%	4

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended May 31,
Region	2026	2025
Asia and Pacific	28%	27%
Europe	25%	30%
Middle East and Africa	5%	5%
North America	31%	28%
South America	11%	10%

Total	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended May 31,
	2026		2025
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	21%	1	11%
For the three months ended May 31, 2026, total revenue attributable to the United States and India was 16% and 12%, respectively, primarily related to lease rental revenue.
Middle East Conflict
Ongoing armed conflicts and heightened geopolitical tensions in the Middle East continue to create uncertainty regarding regional stability. Military actions, retaliatory measures and related geopolitical developments have disrupted, and may continue to disrupt, commercial aviation and broader economic activity, including oil markets and trade flows.
On June 17, 2026, the United States and Iran signed a memorandum of understanding establishing a framework for a 60-day period during which the parties intend to negotiate a final comprehensive peace agreement. Subsequent military and retaliatory actions in the region have highlighted the fragility of those efforts and underscore the continuing uncertainty regarding the timing, outcome and durability of any such agreement or related arrangements. It may take time for markets and commercial aviation activity in the region to stabilize. While the ultimate impact on our business, financial condition and results of operations remains uncertain, these conditions have adversely affected, and could continue to adversely affect, commercial aviation activity in the region, including through airspace closures, reduced flight operations, increased fuel and insurance costs, supply chain disruptions and broader macroeconomic effects which may negatively affect airlines operating in or through the region and could result in lease restructurings, payment deferrals or defaults.
As of and for the three months ended May 31, 2026, our airline customers located in the Middle East represented approximately 5% of both our Net Book Value and lease rental revenue. Although our exposure to the region is limited and diversified across lessees and aircraft types, a sustained deterioration in regional or economic conditions could nevertheless have an adverse effect on our business, financial condition and results of operations.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026

Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 4 aircraft with a Net Book Value of $144.7 million as of May 31, 2026.

Amount
Balance at February 28, 2026	$47,540
Distributions from unconsolidated equity method investment	(16,100)
Earnings of unconsolidated equity method investment, net of tax	198

Balance at May 31, 2026	$31,638
On March 27, 2026, we received a distribution of $16.1 million from our equity method investee.
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At May 31, 2026				At February 28, 2026
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Other Financings(1)	$113,337	4	2.36% to 4.14%	11/30/31 to 06/27/32	$114,177
Less: Debt issuance costs and discounts	(1,745)				(1,822)

Total secured debt financings, net of debt issuance costs and discounts	111,592				112,355

Unsecured Debt Financings:
Senior Notes due 2026(2)	—		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
5.250% Senior Notes due 2030	500,000		5.25%	03/15/30	500,000
5.000% Senior Notes due 2030	650,000		5.00%	09/15/30	650,000
5.000% Senior Notes due 2031	650,000		5.00%	05/15/31	—
5.750% Senior Notes due 2031	500,000		5.75%	10/01/31	500,000
Unsecured Term Loans	975,000		4.94% to 5.06%	04/28/30 to 05/20/31	600,000
Revolving Credit Facilities	20,000		5.56%	01/30/29	240,000
Less: Debt issuance costs and discounts	(56,605)				(50,589)
Total unsecured debt financings, net of debt issuance costs and discounts	5,288,395				5,139,411

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,399,987				$5,251,766
______________
(1)The borrowings under these financings as of May 31, 2026, have a weighted average fixed rate of interest of 3.11%.
(2)Repaid on May 13, 2026 with no gain or loss on the early extinguishment of debt.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026

Unsecured Debt Financings
Unsecured Term Loan
On May 20, 2026, Aircastle Advisor, LLC (“AALLC”), a wholly-owned subsidiary of the Company, entered into a credit agreement with the lender parties thereto (the “Unsecured Term Loan Credit Agreement”) providing for a $375.0 million unsecured term loan (the “Unsecured Term Loan”). The Unsecured Term Loan bears interest at a floating rate under the Term SOFR (as defined in the Unsecured Term Loan Credit Agreement) plus 1.30% per annum and matures on May 20, 2031. The total credit commitment under the Unsecured Term Loan may be increased up to a maximum amount of $425.0 million on or before November 20, 2026. The Unsecured Term Loan Credit Agreement contains, among other customary provisions, a $1.1 billion minimum net worth covenant, a 2.0:1.0 minimum interest coverage ratio covenant, and a 1.25:1.0 minimum unencumbered asset ratio. The Company and Aircastle (Ireland) Designated Activity Company (“AIDAC”), a wholly-owned subsidiary of the Company, agreed to fully and unconditionally guarantee AALLC’s obligations under the Unsecured Term Loan Credit Agreement.
5.000% Senior Notes due 2031
On April 28, 2026, the Company and AIDAC issued $650.0 million aggregate principal amount of 5.000% Senior Notes due 2031 (the “5.000% Senior Notes due 2031”) at an issue price of 99.636%. The Company’s and AIDAC’s obligations under the 5.000% Senior Notes due 2031 are fully and unconditionally guaranteed by AALLC. The 5.000% Senior Notes due 2031 will mature on May 15, 2031, and bear interest at a rate of 5.00% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2026.
Revolving Credit Facilities
As of May 31, 2026, we had $20.0 million outstanding under our revolving credit facilities and had $2.1 billion available for borrowing.
As of May 31, 2026, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders' Equity
Common Share Dividends
On June 11, 2026, the Company paid a common share dividend of $86.5 million, which had been accrued as of May 31, 2026 and was approved by the Company’s Board of Directors and the Shareholders.
Preference Share Dividends
On March 17, 2026, the Company paid a semi-annual dividend of $10.5 million on its 5.250% Series A Preference Shares (the “Series A Preference Shares”), which had been accrued as of February 28, 2026 and approved by the Company’s Board of Directors.
Subsequent to the balance sheet date, on June 17, 2026 (the “Preference Share Redemption Date”), the Company redeemed all 400 outstanding Series A Preference Shares for a cash redemption price equal to $1.0 million per share, totaling $405.4 million, which included $5.4 million of accumulated and unpaid dividends to, but excluding, the Preference Share Redemption Date. As a result, no Series A Preference Shares remain outstanding, dividends with respect to such redeemed Series A Preference Shares ceased to accumulate and all designations, rights, preferences, powers, qualifications, restrictions and limitations of such redeemed Series A Preference Shares terminated.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026

Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $1.9 million and $2.1 million during the three months ended May 31, 2026 and 2025, respectively, whereby our Shareholders provide certain management and administrative services to the Company. These expenses are recorded in selling, general and administrative costs in the consolidated statements of income.
See Note 7 for distributions received from our equity method investee during the three months ended May 31, 2026.
Note 11. Income Taxes
Income taxes are provided based upon the tax laws and rates of the jurisdictions in which our operations are conducted and income is earned.
The Government of Bermuda enacted the Bermuda Corporate Income Tax Act (the “Bermuda CIT Act”), which imposes a 15% corporate income tax (the “Bermuda CIT”) applicable to the Company with respect to its fiscal year beginning March 1, 2025. The Company has appropriately considered the impact of the Bermuda CIT and its impact on current and deferred income taxes.
As a result of the enactment of the Bermuda CIT Act, the Company now presents sources of income and the related components of the income tax provision by jurisdiction. Historically, such information was presented on a U.S. and non‑U.S. basis, as Bermuda was a zero‑rate jurisdiction in prior periods.
The table below summarizes income by jurisdiction, including from Bermuda, the United States and other jurisdictions, primarily Ireland. Income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three months ended May 31, 2026 and 2025, were as follows:

	Three Months Ended May 31,
	2026	2025
Bermuda	$7,446	$11,445
United States	13,098	10,090
Other	20,402	40,080

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$40,946	$61,615
Our Bermuda, U.S. and Ireland-based aircraft-owning subsidiaries are subject to taxes in their respective jurisdictions. Our non-U.S.-based aircraft-owning subsidiaries generally earn income from sources outside the United States and, as a result, typically are not subject to U.S. federal, state or local income taxes.
The Company also has Irish, Singapore and U.S.-based subsidiaries that provide management services to our Bermuda, Irish and U.S. aircraft owning subsidiaries, and are subject to taxes in their respective jurisdictions.
We recognized income tax provisions of $7.5 million and $12.7 million for the three months ended May 31, 2026 and 2025, respectively. Our effective tax rate for the three months ended May 31, 2026 and 2025, was 18.4% and 20.6%, respectively. The decrease in our effective tax rate is primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026

Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended May 31,
	2026	2025
Interest on borrowings and other liabilities	$68,466	$66,277
Amortization of deferred financing fees and debt discount	4,777	4,470
Interest expense	73,243	70,747
Less: Interest income	(2,027)	(1,906)
Interest, net	$71,216	$68,841
Note 13. Commitments and Contingencies
Rent expense, for office space leased in Stamford, Connecticut, Dublin, Ireland and Singapore was $0.2 million and $0.5 million for the three months ended May 31, 2026 and 2025, respectively.
As of May 31, 2026, future minimum lease payments relating to our non-cancelable office leases were as follows:

Year Ending February 28/29,	Amount
2027 (Remainder of fiscal year)	$2,404
2028	3,231
2029	2,438
2030	1,628
2031	1,433
Thereafter	14,329
Total	$25,463
At May 31, 2026, we had commitments to purchase 19 aircraft for $897.8 million.
At May 31, 2026, commitments, including $29.1 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2027 (Remainder of fiscal year)	$665,018
2028	109,215
2029	123,524
2030	—
2031	—
Thereafter	—
Total	$897,757

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026

Note 14. Other Assets
Other assets consisted of the following as of May 31, 2026 and February 28, 2026:

	May 31, 2026	February 28, 2026
Deferred income tax asset	$6,443	$6,556
Lease incentives and premiums, net of accumulated amortization of $82,434 and $82,350, respectively	18,341	28,211
Flight equipment held for sale	106,937	45,120
Aircraft purchase deposits and Embraer E-2 progress payments	18,450	14,887
Right-of-use asset(1)	12,952	13,279
Investments in equity securities(2)	5,090	5,704
Other assets	92,311	95,923

Total other assets	$260,524	$209,680
______________
(1)Net of lease incentives and tenant allowances.
(2)See Note 2.
Note 15. Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses related to our net investment in leases for the three months ended May 31, 2026:

Net Investment in Leases, net
Balance at February 28, 2026	$6,099
Provision for credit losses	(183)
Balance at May 31, 2026	$5,916
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of May 31, 2026 and February 28, 2026:

	May 31, 2026	February 28, 2026
Accounts payable, accrued expenses and other liabilities	$40,484	$54,605
Dividends payable	86,523	10,500
Deferred income tax liability	153,927	147,059
Accrued interest payable	58,060	61,366
Lease liability	15,007	15,898
Lease discounts, net of amortization of $43,129 and $37,943, respectively	91,605	91,846
Total accounts payable, accrued expenses and other liabilities	$445,606	$381,274
Note 17. Subsequent Events

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
May 31, 2026
Subsequent to May 31, 2026, the Company redeemed all 400 outstanding Series A Preference Shares for a cash redemption price totaling $405.4 million, which included accumulated and unpaid dividends. See Note 9 for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Risk Factors” and included in our Annual Report on Form 10-K for the year ended February 28, 2026. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and, unless otherwise indicated, the other financial information contained in this report has also been prepared in accordance with U.S. GAAP. Unless otherwise indicated, all references to “dollars” and “$” in this report are to, and all monetary amounts in this report are presented in, U.S. dollars.
All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (this “report”), other than characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not necessarily limited to, statements relating to our ability to acquire, sell, lease or finance aircraft, raise capital, pay dividends and increase revenues, earnings, EBITDA and Adjusted EBITDA and the global aviation industry and aircraft leasing sector. Words such as “anticipates,” “expects,” “enables,” “intends,” “plans,” “positions,” “projects,” “believes,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on our historical performance and that of our subsidiaries and on our current plans, estimates and expectations and are subject to a number of factors that could lead to actual results being materially different from those described in the forward-looking statements; Aircastle can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any such forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These risks or uncertainties include, but are not limited to, those described from time to time in Aircastle’s filings with the Securities and Exchange Commission (the “SEC”) and previously disclosed under “Risk Factors” in Part I - Item 1A of Aircastle’s Annual Report on Form 10-K for the year ended February 28, 2026. In addition, new risks and uncertainties emerge from time to time, and it is not possible for Aircastle to predict or assess the impact of every factor that may cause its actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. Aircastle expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
As of May 31, 2026, we owned and managed 279 aircraft leased to 72 airline customers located in 43 countries. The Net Book Value of our fleet was $8.4 billion as of May 31, 2026. The weighted average age of our fleet was 9.2 years, and the weighted average remaining lease term was 5.3 years. The weighted average utilization rate of our fleet was 98% for the three months ended May 31, 2026. During the three months ended May 31, 2026, we purchased 4 aircraft and sold 5 aircraft and other flight equipment. As of May 31, 2026, we had commitments to purchase 19 aircraft for $897.8 million, with deliveries through November 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Our total revenues, net income and Adjusted EBITDA were $235.5 million, $33.6 million and $208.2 million, respectively, for the three months ended May 31, 2026. Cash flow provided by operating activities was $97.7 million for the three months ended May 31, 2026. The Company’s financial performance reflects continued strong global passenger demand for air travel, as well as solid demand for our aircraft, supported by ongoing delivery delays and constrained production volumes at Original Equipment Manufacturers. Notwithstanding geopolitical uncertainties, including the conflict in the Middle East, demand for our assets has remained strong during the period. Sustained levels of lease extension requests, together with strong gains from aircraft and engine sales, contributed positively to our financial results.
Growth in commercial air traffic has historically been correlated with global economic activity and has grown at a rate of approximately one to two times that of global gross domestic product growth. This growth in air travel has driven expansion of the global aircraft fleet, which currently consists of approximately 28,000 commercial mainline passenger and freighter aircraft. Aircraft leasing companies own approximately 49% of the world’s commercial passenger jet aircraft. Under normal market conditions, we would expect the global fleet to continue expanding at an average annual rate of approximately 2 to 3%.
Although geopolitical developments, including the conflict in the Middle East, have introduced some volatility, including through the impact of fuel prices on our airline customers, we believe that demand for air travel has historically been, and continues to be, resilient during periods of disruption. We believe our portfolio, which is primarily comprised of new technology and mid-life narrow-body aircraft, will remain attractive to our airline customers, enabling them to respond to continued growth in global air travel demand. As a leading secondary market investor, we believe that our long-standing strategy of maintaining conservative leverage and limiting long-term financial commitments positions us well to pursue attractive investment opportunities as they arise.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than 30 years of relevant industry experience and has effectively enabled us to manage through prior downturns in the aviation industry, such as the COVID-19 pandemic, the 2008 global financial crisis, and the September 11, 2001 terror attacks.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of July 1, 2026, total liquidity of $2.6 billion included $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2027.
Middle East Conflict
Ongoing armed conflicts and heightened geopolitical tensions in the Middle East continue to create uncertainty regarding regional stability. Military actions, retaliatory measures, and related geopolitical developments have disrupted, and may continue to disrupt, commercial aviation and broader economic activity, including oil markets and trade flows.

On June 17, 2026, the United States and Iran signed a memorandum of understanding establishing a framework for a 60-day period during which the parties intend to negotiate a final comprehensive peace agreement. Subsequent military and retaliatory actions in the region have highlighted the fragility of those efforts and underscore the continuing uncertainty regarding the timing, outcome and durability of any such agreement or related arrangements. It may take time for markets and commercial aviation activity in the region to stabilize. While the ultimate impact on our business, financial condition and results of operations remains uncertain, these conditions have adversely affected, and could continue to adversely affect, commercial aviation activity in the region, including through airspace closures, reduced flight operations, increased fuel and insurance costs, supply chain disruptions and broader macroeconomic effects which may negatively affect airlines operating in or through the region and could result in lease restructurings, payment deferrals or defaults.
As of and for the three months ended May 31, 2026, our airline customers located in the Middle East represented approximately 5% of both our Net Book Value and lease rental revenue. Although our exposure to the region is limited and diversified across lessees and aircraft types, a sustained deterioration in regional or economic conditions could nevertheless have an adverse effect on our business, financial condition and results of operations.
Acquisitions and Sales
During the three months ended May 31, 2026, we purchased 4 aircraft for $116.9 million. As of May 31, 2026, we had commitments to purchase 19 aircraft for $897.8 million, with delivery through November 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of July 2, 2026, we have purchased 1 additional aircraft and have commitments to purchase 18 aircraft for $859.8 million.
During the three months ended May 31, 2026, we sold 5 aircraft and other flight equipment for net proceeds of $113.9 million and recognized gains on the sale or disposition of flight equipment totaling $10.9 million. As of July 2, 2026, we have sold 4 additional aircraft.
Fiscal Year 2026 Lease Expirations and Lease Placements
As of July 2, 2026, we had 5 off-lease aircraft and 10 aircraft with a lease expiring in fiscal year 2026, which combined account for less than 4% of our Net Book Value at May 31, 2026, still to be placed or sold. We expect to sell or part out 10 of these aircraft.
Fiscal Years 2027 to 2030 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled between fiscal years 2027 and 2030, representing the percentage of our Net Book Value as of May 31, 2026, specified below:
•2027: 28 aircraft, representing 7%;
•2028: 31 aircraft, representing 8%;
•2029: 38 aircraft, representing 12%; and
•2030: 23 aircraft, representing 8%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of consistently raising substantial capital from both debt and equity investors. Since our inception, we have raised $2.6 billion in equity capital from private and public investors. We have also obtained $26.0 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization market and Japanese Operating Lease with Call Option financings, which have been originated by Marubeni. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new growth opportunities.
We intend to fund new investments through cash on hand, funds generated from operations, maintenance payments received from lessees, equity offerings, unsecured bond offerings, borrowings secured by our aircraft, draws under our revolving credit facilities and proceeds from future aircraft sales. We may repay all or a portion of such borrowings from time to time with the net proceeds from subsequent long-term debt financings, additional equity offerings or cash generated from operations and asset sales. Accordingly, our ability to execute our business strategy, particularly the acquisition of additional commercial jet aircraft or other aviation assets, depends to a significant degree on our ability to obtain additional debt and equity capital on terms we deem attractive.
See “Liquidity and Capital Resources” below.
AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us as of May 31, 2026 and 2025:

	As of May 31,
	2026	2025
Owned Aircraft	(Dollars in millions)
Net Book Value of Flight Equipment	$8,412	$8,149
Net Book Value of Unencumbered Flight Equipment	$8,296	$8,029
Number of Aircraft	274	264
Number of Unencumbered Aircraft	270	260
Number of Lessees	72	77
Number of Countries	43	47
Weighted Average Age (years)(1)	9.2	8.9
Weighted Average Remaining Lease Term (years)(1)	5.3	5.6
Weighted Average Fleet Utilization during the First Quarter(2)(3)	97.9%	99.5%
Portfolio Yield for the First Quarter(4)	9.5%	9.4%

Managed Aircraft
Number of Managed Aircraft(5)	5	8

(1)Weighted by Net Book Value.
(2)Aircraft on lease as a percentage of total days in period weighted by net book value.
(3)The first quarter of fiscal year 2026 includes 5 aircraft that were previously leased to a customer that has since ceased operations, and we expect these aircraft to remain off-lease for an extended period.
(4)Lease rental revenue, together with interest income and cash collections on our net investment in leases for the period, expressed as a percentage of the average Net Book Value for the period; quarterly information is annualized.
(5)Number of managed aircraft as of May 31, 2026 includes 4 aircraft owned by our joint venture with Mizuho Leasing.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of May 31, 2026			Owned Aircraft as of May 31, 2025
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	96		52%	83	46%
Narrow-body - current technology	163		42%	161	45%
Wide-body - current technology	12		5%	14	7%

Total Passenger	271		99%	258	98%
Freighter - current technology	3		1%	6	2%
Total	274		100%	264	100%

Manufacturer
Airbus	174		63%	172	65%
Boeing	77		29%	71	28%
Embraer	23		8%	21	7%
Total	274		100%	264	100%

Regional Diversification
Asia and Pacific	70		28%	66	27%
Europe	76		23%	88	27%
Middle East and Africa	14		5%	14	5%
North America	71		30%	64	30%
South America	37		12%	31	11%
Off-lease	6	(2)	2%	1	—%

Total	274		100%	264	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, 737-MAX9, and Embraer E2 aircraft.
(2)    We currently have 6 off-lease narrow-body aircraft that are being marketed for lease. Of these aircraft, 5 were previously leased to a customer that has since ceased operations, and we expect they will remain off-lease for an extended period. The remaining aircraft has an executed lease and is expected to be delivered to a customer in the second quarter of fiscal year 2026.

The top ten customers for our owned aircraft at May 31, 2026, were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	10.1%	17
United	United States	7.0%	12
KLM	Netherlands	5.6%	15
American Airlines	United States	5.1%	18
LATAM	Chile	4.7%	13
Frontier Airlines	United States	4.4%	7
WestJet	Canada	3.6%	7
Viva Aerobus	Mexico	3.6%	9
Lion Air(1)	Indonesia	3.0%	10
Aerolineas Argentinas	Argentina	2.6%	7
Total top ten customers		49.7%	115
All other customers		50.3%	159
Total all customers		100.0%	274

(1) Includes 6 aircraft on lease with 3 affiliated airlines.

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended May 31, 2026, as compared to the three months ended May 31, 2025:

	Three Months Ended May 31,
	2026	2025
	(Dollars in thousands)
Revenues:
Lease rental revenue	$194,580	$183,043
Direct financing and sales-type lease revenue	5,438	5,142
Amortization of lease premiums, discounts and incentives	391	2,766
Maintenance revenue	24,158	38,132
Total lease revenue	224,567	229,083
Gain on sale or disposition of flight equipment	10,866	30,289
Other revenue	97	472
Total revenues	235,530	259,844
Operating expenses:
Depreciation	92,828	95,816
Interest, net	71,216	68,841
Selling, general and administrative	21,576	20,691
Provision for credit losses	(183)	142
Impairment of flight equipment	3,361	5,066
Maintenance and other costs	5,292	4,244
Total operating expenses	194,090	194,800

Other expenses:
Loss on extinguishment of debt	—	(2,973)
Other	(494)	(456)
Total other expense	(494)	(3,429)
Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	40,946	61,615
Income tax provision	7,526	12,721
Earnings of unconsolidated equity method investment, net of tax	198	393

Net income	$33,618	$49,287
Revenues:
Total revenues decreased $24.3 million, attributable to:
Lease rental revenue increased $11.5 million, primarily attributable to an increase of $31.1 million related to 49 aircraft purchased since March 1, 2025.
This was partially offset by:
•a $14.5 million decrease related to the sale of 35 aircraft and other flight equipment since March 1, 2025; and
•a $5.1 million decrease due to lease extensions, amendments, transitions and other changes.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended May 31,
	2026	2025
	(Dollars in thousands)
Amortization of lease premiums	$(1,326)	$(1,887)
Amortization of lease discounts	5,187	3,523
Amortization of lease incentives	(3,470)	1,130

Amortization of lease premiums, discounts and incentives	$391	$2,766
The amortization of lease incentives increased $4.6 million, primarily due to the reversal of lease incentive liabilities recognized in the three months ended May 31, 2025 related to 2 engine redeliveries.
Maintenance revenue. For the three months ended May 31, 2026 and 2025, we recorded $24.2 million and $38.1 million of maintenance revenue, respectively, primarily related to maintenance payments received by us and recognized into income in connection with scheduled aircraft lease expirations and engine redeliveries, with the period-over-period decrease driven by the timing of such events.
Gain on sale or disposition of flight equipment. During the three months ended May 31, 2026, we sold 5 aircraft and other flight equipment generating gains of $10.9 million, compared to 14 aircraft sold with gains of $30.3 million in the three months ended May 31, 2025.
Operating expenses:
Total operating expenses decreased $0.7 million, attributable to:
Depreciation expense decreased $3.0 million, primarily reflecting a $14.1 million decrease related to 23 aircraft sold since March 1, 2025, as well as residual adjustments and other changes for aircraft for which impairments were recorded or leases were extended. This decrease was partially offset by an increase of $11.0 million related to 47 aircraft acquired since March 1, 2025.
Interest, net increased $2.4 million due to a higher weighted average debt outstanding of $294.4 million.
Impairment of flight equipment. During the three months ended May 31, 2026 and 2025, we recorded total impairment charges of $3.4 million and $5.1 million, respectively, primarily related to aircraft and engine redeliveries, as well as early lease terminations.
Other expense:
Total other expenses decreased by $2.9 million, primarily due to a $3.0 million loss on the early extinguishment of one of our secured term financings and the related write-off of unamortized financing costs during the three months ended May 31, 2025.
Income tax provision:
Income tax provision. We recognized income tax provisions of $7.5 million and $12.7 million for the three months ended May 31, 2026 and 2025, respectively, with effective tax rates of 18.4% and 20.6% for the respective periods. The decrease in our effective rate was primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.
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
During the three months ended May 31, 2026, we met our liquidity and capital resource needs with $97.7 million of cash flows from operations and $113.9 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of May 31, 2026, the weighted average maturity of our secured and unsecured debt financings was 3.7 years, and we were in compliance with all applicable covenants. In addition, 98% of our total debt is unsecured and $8.3 billion of our Net Book Value is unencumbered.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of July 1, 2026, total liquidity of $2.6 billion included $2.0 billion of undrawn credit facilities, $0.5 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through July 1, 2027. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Three Months Ended May 31,
	2026	2025
	(Dollars in thousands)
Net cash flow provided by operating activities	$97,661	$127,872
Net cash flow provided by (used in) investing activities	16,562	(249,175)
Net cash flow provided by financing activities	146,810	65,481
Operating Activities:
Cash flow provided by operating activities was $97.7 million and $127.9 million for the three months ended May 31, 2026 and 2025, respectively. The decrease in operating cash flow for the three months ended May 31, 2026 was primarily due to higher cash paid for interest, driven mainly by the timing of interest payments and, to a lesser extent, higher weighted average debt outstanding. This decrease was partially offset by higher customer collections, reflecting the growth in our fleet and higher lease rates on lease extensions during the three months ended May 31, 2026. Additionally, we received a distribution from our equity method investee, of which $10.4 million was reflected in operating cash flow.
Investing Activities:
Cash flow provided by investing activities was $16.6 million for the three months ended May 31, 2026 compared to cash flow used in investing activities of $249.2 million for the three months ended May 31, 2025. The net change of $265.7 million was primarily attributable to a $372.2 million decrease in acquisitions and improvements of flight equipment. This was partially offset by a $112.8 million decrease in proceeds from the sale or disposition of aircraft and other flight equipment.
Financing Activities:
Cash flow provided by financing activities was $146.8 million and $65.5 million for the three months ended May 31, 2026 and 2025, respectively. The increase of $81.3 million was primarily attributable to a $74.2 million increase in borrowings from secured and unsecured financings, net of repayments, and an $11.0 million decrease in dividends paid.
Debt Obligations
For complete information on our debt obligations, see Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $7.5 billion at May 31, 2026, from $7.1 billion at February 28, 2026, due to higher aircraft purchase commitments, outstanding debt and interest obligations.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the three months ended May 31, 2026 and 2025, we incurred a total of $4.0 million and $13.7 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of May 31, 2026, the weighted average age of our aircraft, by Net Book Value, of our aircraft was approximately 9.2 years. In general, the costs of operating an aircraft, including maintenance expenditures, increases as aircraft age. Our lease agreements generally require the lessee to be primarily responsible for maintaining the aircraft. Maintenance reserves are generally paid by the lessee to provide for future major maintenance events. Provided a lessee performs scheduled maintenance of the aircraft, we are required to reimburse the lessee for qualifying maintenance payments. In certain cases, we are also required to make lessor contributions, in excess of amounts a lessee may have paid, towards the costs of maintenance events performed by or on behalf of the lessee. We may incur additional maintenance and modification costs in the future in the event we are required to remarket an aircraft or if a lessee fails to meet its maintenance obligations under the lease agreement.
Actual maintenance payments to us by lessees in the future may be less than projected as a result of a number of factors, such as a lessee default. Maintenance reserves may not cover the entire amount of actual maintenance expenses incurred and, where these expenses are not otherwise covered by the lessees, there can be no assurance that our operational cash flow and maintenance reserves will be sufficient to fund maintenance requirements, particularly as our aircraft age. See Item 1A. “Risk Factors – Risks Related to Our Leases – If lessees are unable to fund their maintenance obligations on our aircraft, we may incur increased costs at the conclusion of the applicable lease” in our Annual Report on Form 10-K for the year ended February 28, 2026.
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing in which we hold a 25% equity interest. As of May 31, 2026, the Net Book Value of its 4 aircraft was $144.7 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At May 31, 2026, approximately 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the three months ended May 31, 2026, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $6.4 million in U.S. dollar equivalents and represented approximately 30% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the three months ended May 31, 2026 and 2025, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended May 31, 2026 and 2025:

	Three Months Ended May 31,
	2026	2025

Net income	$33,618	$49,287
Depreciation	92,828	95,816
Amortization of lease premiums, discounts and incentives	(391)	(2,766)
Interest, net	71,216	68,841
Income tax provision	7,526	12,721

EBITDA	$204,797	$223,899
Adjustments:
Impairment of flight equipment	3,361	5,066
Loss on extinguishment of debt	—	2,973
Adjusted EBITDA	$208,158	$231,938
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
As of May 31, 2026, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $7.8 million and $7.8 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2026. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Company is not a party to any material legal or adverse regulatory proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the disclosure related to the risk factors described in our Annual Report on Form 10-K for the year ended February 28, 2026, as filed with the SEC.
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

4.2
Indenture, dated as of April 28, 2026, among Aircastle Limited, Aircastle (Ireland) Designated Activity Company, Aircastle Advisor LLC and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2026).

10.1	Amendment No. 26 to Purchase Agreement COM0270-15, dated as of April 9, 2026 (Amendment No. 26), by and between Aircastle Holding Corporation and Embraer S.A. * ** ØØ

10.2	Amendment No. 9 to Letter Agreement COM0271-15, dated as of April 9, 2026, by and between Aircastle Holding Corporation and Embraer S.A. * ØØ

10.3
Credit Agreement, dated as of May 20, 2026, among Aircastle Advisor LLC, as borrower, Fifth Third Bank, National Association, Industrial and Commercial Bank of China Limited, New York Branch, The Huntington National Bank and PNC Capital Markets LLC, as joint lead arrangers, the lenders party thereto from time to time, and Fifth Third Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2026). ØØ

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2026 and February 28, 2026; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended May 31, 2026 and 2025; (iii) Consolidated Statements of Cash Flows for the three months ended May 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 31, 2026 and 2025; and (v) Notes to Unaudited Consolidated Financial Statements.*

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
Dated: July 9, 2026

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer