Form 10-Q
period 2026-08-31
Aircastle LTD
filed 2026-10-14
CIK 1362988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 9, 2026, there were 17,840 outstanding shares of the registrant’s common shares, par value $0.01 per share.

Aircastle Limited and Subsidiaries
Form 10-Q

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Aircastle Limited and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	August 31, 2026	February 28, 2026
	(Unaudited)
ASSETS
Cash and cash equivalents	$173,080	$179,889
Accounts receivable	24,083	18,239
Flight equipment held for lease, net	8,057,814	8,267,353
Net investment in leases, net	242,197	267,085
Unconsolidated equity method investment	32,010	47,540
Other assets	302,957	209,680

Total assets	$8,832,141	$8,989,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Borrowings from secured financings, net	$110,823	$112,355
Borrowings from unsecured financings, net	5,397,989	5,139,411
Accounts payable, accrued expenses and other liabilities	392,300	381,274
Lease rentals received in advance	52,281	63,514
Security deposits	67,277	65,424
Maintenance payments	532,764	560,157
Total liabilities	6,553,434	6,322,135

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preference shares, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at August 31, 2026 and 400 (aggregate liquidation preference of $400,000) shares issued and outstanding at February 28, 2026	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 17,840 shares issued and outstanding at August 31, 2026 and February 28, 2026	—	—
Additional paid-in capital	1,978,774	2,378,774
Retained earnings	299,933	288,877

Total shareholders’ equity	2,278,707	2,667,651

Total liabilities and shareholders’ equity	$8,832,141	$8,989,786
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Revenues:
Lease rental revenue	$186,858	$190,116	$381,438	$373,159
Direct financing and sales-type lease revenue	5,389	5,191	10,827	10,333
Amortization of lease premiums, discounts and incentives	7,871	(1,513)	8,262	1,253
Maintenance revenue	43,004	9,708	67,162	47,840

Total lease revenue	243,122	203,502	467,689	432,585
Gain on sale or disposition of flight equipment	38,162	23,889	49,028	54,178
Other revenue	1,669	119	1,766	591

Total revenues	282,953	227,510	518,483	487,354

Operating expenses:
Depreciation	91,728	96,762	184,556	192,578
Interest, net	75,387	70,529	146,603	139,370
Selling, general and administrative	20,331	24,247	41,907	44,938
Provision for credit losses	(92)	(116)	(275)	26
Impairment of flight equipment	7,730	31,153	11,091	36,219
Maintenance and other costs	8,108	3,977	13,400	8,221

Total operating expenses	203,192	226,552	397,282	421,352

Other income (expense):
Loss on extinguishment of debt	—	—	—	(2,973)
Other	358	61,041	(136)	60,585

Total other income (expense)	358	61,041	(136)	57,612

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	80,119	61,999	121,065	123,614
Income tax provision	11,163	5,228	18,689	17,949
Earnings of unconsolidated equity method investment, net of tax	372	462	570	855

Net income	$69,328	$57,233	$102,946	$106,520

Preference share dividends	(5,367)	(10,500)	(5,367)	(10,500)

Net income available to common shareholders	$63,961	$46,733	$97,579	$96,020

Total comprehensive income available to common shareholders	$63,961	$46,733	$97,579	$96,020
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2026	2025
Cash flows from operating activities:
Net income	$102,946	$106,520
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	184,556	192,578
Amortization of deferred financing costs	9,483	9,129
Amortization of lease premiums, discounts and incentives	(8,262)	(1,253)
Deferred income taxes	14,997	13,329
Change in net investment in leases	(2,156)	2,983
Security deposits, maintenance payments and insurance settlements included in earnings	(21,822)	(88,490)
Gain on sale or disposition of flight equipment	(49,028)	(54,178)
Loss on extinguishment of debt	—	2,973
Impairment of flight equipment	11,091	36,219
Provision for credit losses	(275)	26
Distributions from unconsolidated equity method investment	10,055	—
Other	—	(859)
Changes in certain assets and liabilities:
Accounts receivable	2,880	(745)
Other assets	3,515	1,950
Accounts payable, accrued expenses and other liabilities	(11,559)	1,113
Lease rentals received in advance	(8,127)	(2,648)
Net cash and cash equivalents provided by operating activities	238,294	218,647
Cash flows from investing activities:
Acquisition and improvement of flight equipment	(376,435)	(980,225)
Proceeds from sale or disposition of flight equipment	357,134	299,523
Proceeds from settlement of insurance claim	—	40,926
Proceeds from sale of investment in debt securities	—	10,128
Aircraft purchase deposits and progress payments, net of deposits returned and aircraft sales deposits	15,365	(584)
Distributions from unconsolidated equity method investment in excess of earnings	5,475	—
Other	(759)	588

Net cash and cash equivalents provided by (used in) investing activities	780	(629,644)
Cash flows from financing activities:
Redemption of preference shares	(400,000)	—
Proceeds from secured and unsecured debt financings	1,162,634	1,590,489
Repayments of secured and unsecured debt financings	(906,687)	(1,298,264)
Deferred financing costs	(8,384)	(12,005)
Security deposits and maintenance payments received	57,680	84,842
Security deposits and maintenance payments returned	(48,736)	(33,490)
Dividends paid	(102,390)	(52,284)

Net cash and cash equivalents (used in) provided by financing activities	(245,883)	279,288
Net decrease in cash and cash equivalents:	(6,809)	(131,709)
Cash and cash equivalents at beginning of period	179,889	279,052

Cash and cash equivalents at end of period	$173,080	$147,343
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended August 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$133,855	$122,652
Cash paid for income taxes	$2,686	$109

Supplemental disclosures of non-cash investing activities:
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets assumed in asset acquisitions	$17,100	$45,848
Advance lease rentals, security deposits, maintenance payments, other liabilities and other assets settled in sale of flight equipment	$24,468	$31,089
Transfers from flight equipment held for lease to Net investment in leases and Other assets	$235,745	$7,289
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2026	17,840	$—	400	$—	$2,378,774	$288,877	$2,667,651
Net income	—	—	—	—	—	33,618	33,618
Common share dividends	—	—	—	—	—	(86,523)	(86,523)

Balance, May 31, 2026	17,840	$—	400	$—	$2,378,774	$235,972	$2,614,746
Net income	—	—	—	—	—	69,328	69,328
Preference share dividends	—	—	—	—	—	(5,367)	(5,367)
Redemption of preference shares	—	—	(400)	—	(400,000)	—	(400,000)
Balance, August 31, 2026	17,840	$—	—	$—	$1,978,774	$299,933	$2,278,707

	Common Shares		Preference Shares		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2025	17,840	$—	400	$—	$2,378,774	$146,613	$2,525,387
Net income	—	—	—	—	—	49,287	49,287
Common share dividends	—	—	—	—	—	(30,784)	(30,784)

Balance, May 31, 2025	17,840	$—	400	$—	$2,378,774	$165,116	$2,543,890
Net income	—	—	—	—	—	57,233	57,233
Preference share dividends	—	—	—	—	—	(10,500)	(10,500)

Balance, August 31, 2025	17,840	$—	400	$—	$2,378,774	$211,849	$2,590,623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026

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
The Company’s management has reviewed and evaluated all events or transactions for potential recognition and/or disclosure subsequent to the balance sheet date of August 31, 2026, through the date on which the consolidated financial statements included in this Form 10-Q were issued.
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
August 31, 2026
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
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth our financial assets as of August 31, 2026 and February 28, 2026, that we measured at fair value on a recurring basis by level within the fair value hierarchy. Assets measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements at August 31, 2026 Using Fair Value Hierarchy
	Fair Value as of August 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Cash and cash equivalents	$173,080	$173,080	$—	$—	Market
Investments in equity securities	5,308	1,410	—	3,898	Market/Income

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026

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
For the three and six months ended August 31, 2026, we had no transfers into or out of Level 3.
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
The carrying amounts and fair values of our financial instruments as of August 31, 2026 and February 28, 2026, were as follows:

	August 31, 2026		February 28, 2026

Assets	Carrying Amount of Asset	Fair Value of Asset	Carrying Amount of Asset	Fair Value of Asset
Investments in equity securities(1)	$5,308	$5,308	$5,704	$5,704
Other investments, net	728	728	728	728

Liabilities	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Credit Facilities	$125,000	$125,000	$240,000	$240,000
Unsecured Term Loans	975,000	983,267	600,000	604,385
Other Financings	112,490	106,404	114,177	107,299
Senior Notes	4,350,000	4,344,684	4,350,000	4,452,826
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

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
Note 3. Flight Equipment Held for Lease, Net
The following table summarizes the activities for the Company’s flight equipment held for lease for the six months ended August 31, 2026:

Amount
Balance at February 28, 2026	$8,267,353
Additions	391,505
Depreciation	(183,255)
Disposals and transfers to net investment in leases and held for sale	(406,698)
Impairments	(11,091)

Balance at August 31, 2026	$8,057,814

Accumulated depreciation	$1,885,811
Note 4. Lease Rental Revenues
Minimum future lease rental payments under existing operating leases for flight equipment as of August 31, 2026 were as follows:

Year Ending February 28/29,	Amount(1)
2027 (Remainder of fiscal year)	$373,459
2028	685,806
2029	606,436
2030	500,357
2031	418,918
Thereafter	1,077,962
Total	$3,662,938
_______________
(1)Reflects impact of lessee lease rental deferrals.
As of August 31, 2026 and February 28, 2026, the amounts of lease incentive liabilities recorded in maintenance payments on our consolidated balance sheets were $18.5 million and $23.5 million, respectively.
Note 5. Net Investment in Leases, Net
As of August 31, 2026 and February 28, 2026, the Company’s net investment in leases comprised 12 and 14 aircraft, respectively. The decrease was primarily attributable to the classification of 2 aircraft subject to sales-type leases as held for sale as of August 31, 2026.
The components of our net investment in leases as of August 31, 2026 and February 28, 2026 were as follows:

	August 31, 2026	February 28, 2026
Lease receivable	$102,634	$119,712
Unguaranteed residual value of flight equipment	145,369	153,472
Net investment leases	248,003	273,184
Allowance for credit losses	(5,806)	(6,099)
Net investment in leases, net	$242,197	$267,085

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
As of August 31, 2026, future lease payments under net investment in leases were as follows:

Year Ending February 28/29,	Amount
2027 (Remainder of fiscal year)	$11,618
2028	23,327
2029	23,010
2030	20,329
2031	22,797
Thereafter	28,650
Total lease payments to be received	129,731
Present value of lease payments - lease receivable	(102,634)
Difference between undiscounted lease payments and lease receivable	$27,097
Note 6. Concentration of Risk
The classification of regions in the tables below is based on our customers’ principal place of business.
The geographic concentration of the net book value of our fleet (flight equipment held for lease and net investment in leases, or “Net Book Value”) as of August 31, 2026 and February 28, 2026, was as follows:

	August 31, 2026			February 28, 2026
Region	Number of Aircraft		Net Book Value %	Number of Aircraft	Net Book Value %
Asia and Pacific	71		30%	70	27%
Europe	69		21%	79	23%
Middle East and Africa	14		5%	14	5%
North America	66		30%	72	30%
South America	32		11%	36	12%
Off-lease	11	(1)	3%	6	3%
Total	263		100%	277	100%
_______________
(1)The number of aircraft off-lease was impacted by certain aircraft previously leased to a customer that has since ceased operations, which are expected to remain off-lease for an extended period, as well as aircraft redeliveries during the period and the timing of related transitions and sales. Of the 11 off-lease aircraft as of August 31, 2026, 4 aircraft have subsequently been sold, delivered to a customer, or are subject to a confirmed letter of intent for lease. Of the remaining 7 aircraft, 4 are expected to remain off-lease for an extended period, while the remaining 3 aircraft are being marketed for lease or sale.
The following table sets forth the net book value of our flight equipment attributable to individual countries that represent at least 10% of the total net book value of our flight equipment held for lease, based on each lessee’s principal place of business, as of August 31, 2026 and February 28, 2026:

	August 31, 2026			February 28, 2026
Country	Net Book Value	Net Book Value %	Number of Lessees	Net Book Value	Net Book Value %	Number of Lessees
United States	$1,406,992	17%	5	$1,516,062	18%	8
India	1,338,434	16%	3	1,161,997	14%	4

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
The geographic concentration of our lease rental revenue earned from flight equipment held for lease was as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
Region	2026	2025	2026	2025
Asia and Pacific	29%	26%	28%	27%
Europe	25%	27%	25%	28%
Middle East and Africa	5%	5%	5%	5%
North America	30%	30%	31%	29%
South America	11%	12%	11%	11%

Total	100%	100%	100%	100%
The following table shows the number of lessees with lease rental revenue of at least 5% of total lease rental revenue and their combined total percentage of lease rental revenue for the periods indicated:

	Three Months Ended August 31,				Six Months Ended August 31,
	2026		2025		2026		2025
	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue	Number of Lessees	Combined % of Lease Rental Revenue
Largest lessees by lease rental revenue	3	23%	2	16%	3	22%	2	16%
For the three months ended August 31, 2026, total revenue attributable to the United States and India was 22% and 10%, respectively. Total revenue attributable to the United States included $22.7 million from gains on sale or disposition of flight equipment.
For the six months ended August 31, 2026, total revenue attributable to the United States and India was 19% and 11%, respectively. Total revenue attributable to the United States included $22.6 million from gains on sale or disposition of flight equipment.
Middle East Conflict
Ongoing armed conflicts and heightened geopolitical tensions in the Middle East have disrupted, and may continue to disrupt, commercial aviation and broader economic activity in the region and globally. Recent escalations have contributed to volatility in oil and jet fuel prices, increasing operating costs and placing additional pressure on airline profitability and liquidity.
While the ultimate impact on our business, financial condition and results of operations remains uncertain, these conditions have adversely affected, and may continue to adversely affect, commercial aviation activity, including through airspace closures, reduced flight operations, increased fuel and insurance costs, supply chain disruptions and broader macroeconomic effects. Such conditions could result in lease restructurings, payment deferrals or defaults.
As of and for the six months ended August 31, 2026, our airline customers located in the Middle East represented approximately 5% of both our Net Book Value and lease rental revenue. Although our direct exposure to the region is limited and diversified across lessees and aircraft types, the effects of the conflict, particularly higher fuel costs, have adversely affected, and may continue to adversely affect, airlines globally. We continue to monitor customers that are more financially sensitive to higher fuel costs, including those that have historically relied on fuel supplies from the Gulf region. A sustained deterioration in regional or broader economic conditions, including persistently elevated fuel prices, could adversely affect our business, financial condition and results of operations.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
Note 7. Unconsolidated Equity Method Investment
We have an unconsolidated equity method investment with Mizuho Leasing, which has 4 aircraft with a Net Book Value of $143.0 million as of August 31, 2026.

Amount
Balance at February 28, 2026	$47,540
Distributions from unconsolidated equity method investment	(16,100)
Earnings of unconsolidated equity method investment, net of tax	570

Balance at August 31, 2026	$32,010
On March 27, 2026, we received a distribution of $16.1 million from our equity method investee.
Note 8. Borrowings from Secured and Unsecured Debt Financings
The outstanding amounts of our secured and unsecured debt financings were as follows:

	At August 31, 2026				At February 28, 2026
Debt Obligation	Outstanding Borrowings	Number of Aircraft	Interest Rate	Final Stated Maturity	Outstanding Borrowings
Secured Debt Financings:
Other Financings(1)	$112,490	4	2.36% to 4.14%	11/30/31 to 06/27/32	$114,177
Less: Debt issuance costs and discounts	(1,667)				(1,822)

Total secured debt financings, net of debt issuance costs and discounts	110,823				112,355

Unsecured Debt Financings:
Senior Notes due 2026(2)	—		4.25%	06/15/26	650,000
2.850% Senior Notes due 2028	750,000		2.85%	01/26/28	750,000
6.500% Senior Notes due 2028	650,000		6.50%	07/18/28	650,000
Senior Notes due 2029	650,000		5.95%	02/15/29	650,000
5.250% Senior Notes due 2030	500,000		5.25%	03/15/30	500,000
5.000% Senior Notes due 2030	650,000		5.00%	09/15/30	650,000
5.000% Senior Notes due 2031	650,000		5.00%	05/15/31	—
5.750% Senior Notes due 2031	500,000		5.75%	10/01/31	500,000
Unsecured Term Loans	975,000		4.94% to 5.16%	04/28/30 to 05/20/31	600,000
Revolving Credit Facilities	125,000		4.86% to 5.54%	02/28/28 to 01/30/29	240,000
Less: Debt issuance costs and discounts	(52,011)				(50,589)
Total unsecured debt financings, net of debt issuance costs and discounts	5,397,989				5,139,411

Total secured and unsecured debt financings, net of debt issuance costs and discounts	$5,508,812				$5,251,766
______________
(1)The borrowings under these financings as of August 31, 2026, have a weighted average fixed rate of interest of 3.11%.
(2)Repaid on May 13, 2026, with no gain or loss on the early extinguishment of debt.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
Unsecured Debt Financings
May 2026 Unsecured Term Loan
On May 20, 2026, Aircastle Advisor, LLC (“AALLC”), a wholly-owned subsidiary of the Company, entered into a credit agreement with the lender parties thereto (the “May 2026 Credit Agreement”) providing for a $375.0 million unsecured term loan (the “May 2026 Term Loan”). The May 2026 Term Loan bears interest at a floating rate under the Term SOFR (as defined in the May 2026 Credit Agreement) plus 1.30% per annum and matures on May 20, 2031. The total credit commitment under the May 2026 Term Loan may be increased up to a maximum amount of $425.0 million on or before November 20, 2026. The May 2026 Credit Agreement contains, among other customary provisions, a $1.1 billion minimum net worth covenant, a 2.0:1.0 minimum interest coverage ratio covenant, and a 1.25:1.0 minimum unencumbered asset ratio. The Company and Aircastle (Ireland) Designated Activity Company (“AIDAC”), a wholly-owned subsidiary of the Company, agreed to fully and unconditionally guarantee AALLC’s obligations under the May 2026 Credit Agreement.
October 2026 Unsecured Term Loan
On October 1, 2026, the Company entered into credit agreements (the “October 2026 Credit Agreements”) with the Japan Bank for International Cooperation (“JBIC”) and a syndicate of commercial banks (the “Commercial Lenders”) providing for unsecured term loans totaling $400.0 million (the “October 2026 Term Loans”), of which $240.0 million was provided by JBIC and $160.0 million was provided by the Commercial Lenders. The October 2026 Term Loans bear interest at floating rates based on Term SOFR (as defined in the October 2026 Credit Agreements) plus applicable margins, resulting in a weighted average margin of 0.88% per annum, and mature on October 1, 2031. The October 2026 Credit Agreements contain, among other provisions, covenants requiring a minimum consolidated net worth of $1.1 billion, a minimum interest coverage ratio of 2.0:1.0 and a minimum unencumbered asset ratio of 1.25:1.0. The Commercial Lenders' $160.0 million portion of the October 2026 Term Loans is fully and unconditionally guaranteed by AALLC and AIDAC. In connection with the JBIC $240.0 million portion of the October 2026 Term Loans, our Shareholders have each agreed to provide a Letter of Comfort, as defined in the applicable October 2026 Credit Agreement, in favor of JBIC with respect to the Company's obligations thereunder.
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
Revolving Credit Facilities
As of August 31, 2026, we had $125.0 million outstanding under our revolving credit facilities and had $2.0 billion available for borrowing.
As of August 31, 2026, we were in compliance with all applicable covenants in our financings.
Note 9. Shareholders' Equity
Common Share Dividends
On June 11, 2026, the Company paid a common share dividend of $86.5 million, which had been accrued as of May 31, 2026 and was approved by the Company’s Board of Directors and the Shareholders.
Preference Share Dividends and Redemption
On March 17, 2026, the Company paid a semi-annual dividend of $10.5 million on its 5.250% Series A Preference

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
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
Note 10. Related Party Transactions
We incurred fees from our Shareholders as part of intra-company service agreements totaling $1.9 million and $2.3 million during the three months ended August 31, 2026 and 2025, respectively, and $3.7 million and $4.4 million during the six months ended August 31, 2026 and 2025, respectively, whereby our Shareholders provide certain management and administrative services to the Company. These expenses are recorded in selling, general and administrative costs in the consolidated statements of income.
See Note 7 for distributions received from our equity method investee during the six months ended August 31, 2026.
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
The table below summarizes income by jurisdiction, including from Bermuda, the United States and other jurisdictions, primarily Ireland. Income from continuing operations before income taxes and earnings of unconsolidated equity method investment for the three and six months ended August 31, 2026 and 2025, were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Bermuda	$23,544	$18,350	$30,990	$29,795
United States	1,862	(8,557)	14,960	1,533
Other	54,713	52,206	75,115	92,286

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	$80,119	$61,999	$121,065	$123,614
Our Bermuda, U.S. and Ireland-based aircraft-owning subsidiaries are subject to taxes in their respective jurisdictions.
The Company also has Irish, Singapore and U.S.-based subsidiaries that provide management services to our Bermuda, U.S. and Ireland-based aircraft-owning subsidiaries, and are subject to taxes in their respective jurisdictions.

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
We recognized income tax provisions of $18.7 million and $17.9 million for the six months ended August 31, 2026 and 2025, respectively. Our effective tax rate for the six months ended August 31, 2026 and 2025, was 15.4% and 14.5%, respectively. The increase in our effective tax rate is primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.
Note 12. Interest, Net
The following table shows the components of interest, net:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025
Interest on borrowings and other liabilities	$71,922	$68,624	$140,388	$134,901
Amortization of deferred financing fees and debt discount	4,706	4,659	9,483	9,129
Interest expense	76,628	73,283	149,871	144,030
Less: Interest income	(1,241)	(2,754)	(3,268)	(4,660)
Interest, net	$75,387	$70,529	$146,603	$139,370
Note 13. Commitments and Contingencies
Rent expense related to office space leased in Stamford, Connecticut, Dublin, Ireland and Singapore was $0.5 million and $0.4 million for the three months ended August 31, 2026 and 2025, respectively, and $0.7 million and $0.9 million for the six months ended August 31, 2026 and 2025, respectively.
As of August 31, 2026, future minimum lease payments relating to our non-cancelable office leases were as follows:

Year Ending February 28/29,	Amount
2027 (Remainder of fiscal year)	$1,606
2028	3,227
2029	2,434
2030	1,625
2031	1,428
Thereafter	14,268
Total	$24,588
At August 31, 2026, we had commitments to purchase 22 aircraft for $904.3 million.
At August 31, 2026, commitments, including $29.1 million of remaining progress payments, contractual price escalations and other adjustments for these aircraft, net of amounts already paid, were as follows:

Year Ending February 28/29,	Amount
2027 (Remainder of fiscal year)	$671,518
2028	109,215
2029	123,524
2030	—
2031	—
Thereafter	—
Total	$904,257

Aircastle Limited and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
August 31, 2026
Note 14. Other Assets
Other assets consisted of the following as of August 31, 2026 and February 28, 2026:

	August 31, 2026	February 28, 2026
Deferred income tax asset	$6,529	$6,556
Lease incentives and premiums, net of accumulated amortization of $66,115 and $82,350, respectively	17,245	28,211
Flight equipment held for sale	157,664	45,120
Aircraft purchase deposits and Embraer E-2 progress payments	24,943	14,887
Right-of-use asset(1)	12,620	13,279
Investments in equity securities(2)	5,308	5,704
Other assets	78,648	95,923

Total other assets	$302,957	$209,680
______________
(1)Net of lease incentives and tenant allowances.
(2)See Note 2.
Note 15. Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses related to our net investment in leases for the six months ended August 31, 2026:

Net Investment in Leases, net
Balance at February 28, 2026	$6,099
Provision for credit losses	(275)
Write-offs	(18)

Balance at August 31, 2026	$5,806
Note 16. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities consisted of the following as of August 31, 2026 and February 28, 2026:

	August 31, 2026	February 28, 2026
Accounts payable, accrued expenses and other liabilities	$60,636	$54,605
Dividends payable	—	10,500
Deferred income tax liability	162,029	147,059
Accrued interest payable	67,903	61,366
Lease liability	14,548	15,898
Lease discounts, net of amortization of $43,433 and $37,943, respectively	87,184	91,846
Total accounts payable, accrued expenses and other liabilities	$392,300	$381,274
Note 17. Subsequent Events
On October 1, 2026, the Company entered into the October 2026 Credit Agreements with JBIC and the Commercial Lenders for unsecured term loans totaling $400.0 million. See Note 8 for additional information.

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
As of August 31, 2026, we owned and managed 268 aircraft leased to 67 airline customers located in 42 countries. The Net Book Value of our fleet was $8.3 billion as of August 31, 2026. The weighted average age of our fleet was 9.0 years, and the weighted average remaining lease term was 5.3 years. The weighted average utilization rate of our fleet was 98% for the six months ended August 31, 2026. Utilization was impacted by certain aircraft previously leased to a customer that has ceased operations, which are expected to remain off-lease for an extended period, as well as aircraft redeliveries during the period and the timing of related transitions or sales. During the six months ended August 31, 2026, we purchased 9 aircraft and sold 16 aircraft and other flight equipment. As of August 31, 2026, we had commitments to purchase 22 aircraft for $904.3 million, with deliveries through November 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments.
Financial Condition
Our total revenues, net income and Adjusted EBITDA were $518.5 million, $102.9 million and $455.6 million, respectively, for the six months ended August 31, 2026. Cash flow provided by operating activities was $238.3 million for the six months ended August 31, 2026. The Company’s financial performance reflects continued strong global passenger demand for air travel and solid demand for our aircraft, supported by continued constraints in aircraft and engine production and deliveries despite gradual improvements in supply chain conditions and manufacturing output. Notwithstanding geopolitical uncertainties, including the conflict in the Middle East, demand for our assets remained strong during the period. Strong gains from aircraft and engine sales, together with lease extension activity across the portfolio, contributed positively to our financial results.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of October 1, 2026, total liquidity of $2.8 billion included $2.0 billion of undrawn credit facilities, $0.7 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through October 1, 2027.
Market Conditions
Demand for air travel remained resilient during the six months ended August 31, 2026, supporting continued demand for leased aircraft. Aircraft leasing companies own approximately 49% of the world’s commercial passenger jet aircraft. Although aircraft production and supply chain conditions have shown signs of gradual improvement, aircraft supply remained constrained due to ongoing production and delivery challenges at aircraft and engine manufacturers, limiting the availability of new aircraft and supporting demand for lease placements, lease extensions and secondary market aircraft. In addition, many airlines continue to pursue fleet modernization initiatives, including the replacement of older aircraft with more fuel-efficient aircraft, supporting demand for newer technology aircraft. Supply constraints, together with ongoing financing needs across the airline industry, continued to support favorable conditions in the aircraft leasing market.
Although geopolitical developments, including the conflict in the Middle East, have contributed to market volatility and higher fuel costs for airlines, global passenger travel demand has remained resilient. Aircastle’s portfolio, which is primarily comprised of new technology and mid-life narrow-body aircraft, continues to be attractive to airlines seeking to support growing passenger traffic and fleet modernization objectives. The Company maintains a diversified global portfolio and a disciplined approach to capital allocation, which we believe supports its ability to respond to evolving market conditions and pursue investment opportunities.
We employ a team of experienced senior professionals with extensive industry and financial experience. Our leadership team has an average of more than 30 years of relevant industry experience and has effectively enabled us to manage through prior downturns in the aviation industry, such as the COVID-19 pandemic, the 2008 global financial crisis, and the September 11, 2001 terror attacks.

Middle East Conflict
Ongoing armed conflicts and heightened geopolitical tensions in the Middle East have disrupted, and may continue to disrupt, commercial aviation and broader economic activity in the region and globally. Recent escalations have contributed to volatility in oil and jet fuel prices, increasing operating costs and placing additional pressure on airline profitability and liquidity.
While the ultimate impact on our business, financial condition and results of operations remains uncertain, these conditions have adversely affected, and may continue to adversely affect, commercial aviation activity, including through airspace closures, reduced flight operations, increased fuel and insurance costs, supply chain disruptions and broader macroeconomic effects. Such conditions could result in lease restructurings, payment deferrals or defaults.
As of and for the six months ended August 31, 2026, our airline customers located in the Middle East represented approximately 5% of both our Net Book Value and lease rental revenue. Although our direct exposure to the region is limited and diversified across lessees and aircraft types, the effects of the conflict, particularly higher fuel costs, have adversely affected, and may continue to adversely affect, airlines globally. We continue to monitor customers that are more financially sensitive to higher fuel costs, including those that have historically relied on fuel supplies from the Gulf region. A sustained deterioration in regional or broader economic conditions, including persistently elevated fuel prices, could adversely affect our business, financial condition and results of operations.
Acquisitions and Sales
During the six months ended August 31, 2026, we purchased 9 aircraft for $385.6 million. As of August 31, 2026, we had commitments to purchase 22 aircraft for $904.3 million, with deliveries through November 2028, which included estimated amounts for pre-delivery deposits, contractual price escalations and other adjustments. As of October 9, 2026, we have purchased 4 additional aircraft and have commitments to purchase 20 aircraft for $767.3 million.
During the six months ended August 31, 2026, we sold 16 aircraft and other flight equipment for net proceeds of $357.1 million and recognized gains on the sale or disposition of flight equipment totaling $49.0 million. As of October 9, 2026, we have sold 8 additional aircraft, including certain aircraft classified as held for sale as of August 31, 2026.
Fiscal Year 2026 Lease Expirations and Lease Placements
As of October 9, 2026, we had 8 off-lease aircraft and 5 aircraft with a lease expiring in fiscal year 2026, which combined account for 3% of our Net Book Value at August 31, 2026, still to be placed or sold. We expect to sell or part out 7 of these aircraft.
Fiscal Years 2027 to 2030 Lease Expirations and Lease Placements
Taking into account lease and sale commitments, we currently have the following number of aircraft with lease expirations scheduled between fiscal years 2027 and 2030, representing the percentage of our Net Book Value as of August 31, 2026, specified below:
•2027: 26 aircraft, representing 7%;
•2028: 29 aircraft, representing 8%;
•2029: 39 aircraft, representing 13%; and
•2030: 21 aircraft, representing 7%.
Finance
We operate in a capital-intensive industry and have a demonstrated track record of consistently raising substantial capital from both debt and equity investors. Since our inception, we have raised $2.6 billion in equity capital from private and public investors. We have also obtained $26.2 billion in debt capital from a variety of sources, including the unsecured bond market, commercial banks, export credit agency-backed debt, the aircraft securitization market and Japanese Operating Lease with Call Option financings, which have been originated by Marubeni. The diversity and global nature of our financing sources demonstrate our ability to adapt to changing market conditions and seize new growth opportunities.

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
See “Liquidity and Capital Resources” below.
AIRCASTLE AIRCRAFT INFORMATION
The following table sets forth certain information with respect to our owned aircraft and aircraft managed by us as of August 31, 2026 and 2025:

	As of August 31,
	2026	2025
Owned Aircraft	(Dollars in millions)
Net Book Value of Flight Equipment	$8,300	$8,470
Net Book Value of Unencumbered Flight Equipment	$8,185	$8,351
Number of Aircraft	263	270
Number of Unencumbered Aircraft	259	266
Number of Lessees	67	75
Number of Countries	42	46
Weighted Average Age (years)(1)	9.0	8.6
Weighted Average Remaining Lease Term (years)(1)	5.3	5.7
Weighted Average Fleet Utilization during the Second Quarter(2)	97.4%	99.7%
Weighted Average Fleet Utilization during the six months ended August 31, 2026, and 2025(2)	97.6%	99.6%
Portfolio Yield for the Second Quarter(3)	9.3%	9.4%
Portfolio Yield for the six months ended August 31, 2026, and 2025(3)	9.3%	9.6%

Managed Aircraft
Number of Managed Aircraft(4)	5	8

(1)Weighted by Net Book Value.
(2)Aircraft on lease as a percentage of total days in period weighted by net book value. Utilization was impacted by certain aircraft previously leased to a customer that has ceased operations, which are expected to remain off-lease for an extended period, as well as aircraft redeliveries during the period and the timing of related transitions or sales.
(3)Lease rental revenue, together with interest income and cash collections on our net investment in leases for the period, expressed as a percentage of the average Net Book Value for the period; quarterly information is annualized.
(4)Number of managed aircraft as of August 31, 2026 includes 4 aircraft owned by our joint venture with Mizuho Leasing.

PORTFOLIO DIVERSIFICATION

	Owned Aircraft as of August 31, 2026			Owned Aircraft as of August 31, 2025
	Number of Aircraft		% of Net Book Value	Number of Aircraft	% of Net Book Value
Aircraft Type
Passenger:
Narrow-body - new technology(1)	100		54%	91	50%
Narrow-body - current technology	148		40%	160	42%
Wide-body - current technology	12		5%	14	7%

Total Passenger	260		99%	265	99%
Freighter - current technology	3		1%	5	1%
Total	263		100%	270	100%

Manufacturer
Airbus	170		64%	175	64%
Boeing	73		29%	74	29%
Embraer	20		7%	21	7%
Total	263		100%	270	100%

Regional Diversification
Asia and Pacific	71		30%	67	26%
Europe	69		21%	85	25%
Middle East and Africa	14		5%	14	6%
North America	66		30%	73	33%
South America	32		11%	31	10%
Off-lease	11	(2)	3%	—	—%

Total	263		100%	270	100%

(1)    Includes Airbus A320-200neo and A321-200neo, Boeing 737-MAX8, 737-MAX9, and Embraer E2 aircraft.
(2)    The number of aircraft off-lease was impacted by certain aircraft previously leased to a customer that has since ceased operations, which are expected to remain off-lease for an extended period, as well as aircraft redeliveries during the period and the timing of related transitions and sales. Of the 11 off-lease aircraft as of August 31, 2026, 4 aircraft have subsequently been sold, delivered to a customer, or are subject to a confirmed letter of intent for lease. Of the remaining 7 aircraft, 4 are expected to remain off-lease for an extended period, while the remaining 3 aircraft are being marketed for lease or sale.

The top ten customers for our owned aircraft at August 31, 2026, were as follows:

Customer	Country	Percent of Net Book Value	Number of Aircraft
IndiGo	India	12.6%	20
United	United States	6.7%	10
KLM	Netherlands	5.7%	15
LATAM	Chile	4.7%	13
American Airlines	United States	4.6%	16
Frontier Airlines	United States	4.4%	7
WestJet	Canada	3.7%	7
Viva Aerobus	Mexico	3.6%	9
AirAsia	Malaysia	3.1%	12
Lion Air Group	Indonesia	3.0%	10
Total top ten customers		52.1%	119
All other customers		47.9%	144
Total all customers		100.0%	263

COMPARATIVE RESULTS OF OPERATIONS
Results of Operations for the three months ended August 31, 2026, as compared to the three months ended August 31, 2025:

	Three Months Ended August 31,
	2026	2025
	(Dollars in thousands)
Revenues:
Lease rental revenue	$186,858	$190,116
Direct financing and sales-type lease revenue	5,389	5,191
Amortization of lease premiums, discounts and incentives	7,871	(1,513)
Maintenance revenue	43,004	9,708
Total lease revenue	243,122	203,502
Gain on sale or disposition of flight equipment	38,162	23,889
Other revenue	1,669	119
Total revenues	282,953	227,510
Operating expenses:
Depreciation	91,728	96,762
Interest, net	75,387	70,529
Selling, general and administrative	20,331	24,247
Provision for credit losses	(92)	(116)
Impairment of flight equipment	7,730	31,153
Maintenance and other costs	8,108	3,977
Total operating expenses	203,192	226,552

Other income:
Other	358	61,041
Total other income	358	61,041

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	80,119	61,999
Income tax provision	11,163	5,228
Earnings of unconsolidated equity method investment, net of tax	372	462

Net income	$69,328	$57,233
Revenues:
Total revenues increased $55.4 million, attributable to:
Lease rental revenue decreased $3.3 million, primarily attributable to:
•a $16.4 million decrease related to the sale of 32 aircraft and other flight equipment since September 1, 2025;
•a $9.7 million decrease related to early lease terminations, including terminations associated with 2 customers that either filed for bankruptcy protection or ceased operations; and
•a $5.0 million decrease due to lease extensions, amendments, transitions and other changes.
This was partially offset by an increase of $27.9 million related to 42 aircraft purchased since September 1, 2025.

Amortization of lease premiums, discounts and lease incentives:

	Three Months Ended August 31,
	2026	2025
	(Dollars in thousands)
Amortization of lease premiums	$(770)	$(1,734)
Amortization of lease discounts	5,258	3,919
Amortization of lease incentives	3,383	(3,698)

Amortization of lease premiums, discounts and incentives	$7,871	$(1,513)
The amortization of lease incentives decreased $7.1 million, primarily due to early lease terminations and the associated reversal of lease incentive liabilities during the three months ended August 31, 2026.
Maintenance revenue. For the three months ended August 31, 2026 and 2025, we recorded $43.0 million and $9.7 million of maintenance revenue, respectively, primarily from maintenance payments received by us and recognized into income in connection with scheduled aircraft lease expirations, early lease terminations and aircraft returns.
Gain on sale or disposition of flight equipment. During the three months ended August 31, 2026, we sold 11 aircraft and other flight equipment generating gains of $38.2 million, compared to 4 aircraft and other flight equipment sold with gains of $23.9 million during the three months ended August 31, 2025.
Operating expenses:
Total operating expenses decreased $23.4 million, attributable to:
Depreciation expense decreased $5.0 million, primarily reflecting a $14.2 million decrease related to 30 aircraft sold since September 1, 2025, as well as residual adjustments and other changes for aircraft for which impairments were recorded or leases were extended. This decrease was partially offset by an increase of $9.2 million related to 42 aircraft acquired since September 1, 2025.
Interest, net increased $4.9 million due to a higher weighted average debt outstanding of $267.8 million.
Selling, general and administrative expenses decreased $3.9 million, primarily due to lower personnel costs and reduced legal fees related to Russia insurance recovery matters.
Impairment of flight equipment. During the three months ended August 31, 2026, we recorded impairment charges totaling $7.7 million, primarily related to the early lease termination of 2 narrow-body aircraft and 2 narrow-body freighter aircraft. For these aircraft, we recognized $23.4 million of maintenance payments, cash security deposits, and the reversal of lease incentive liabilities into revenue during the three months ended August 31, 2026.
During the three months ended August 31, 2025, we recorded impairment charges totaling $31.2 million, including $22.4 million related to aircraft leased to 2 customers that filed for bankruptcy protection. For these aircraft, the Company recognized $4.9 million of maintenance payments and lease rentals received in advance into revenue during the three months ended August 31, 2025. The remaining impairment charges relate to other flight equipment recorded within other assets that were subject to tear-down and parts sales programs and 1 converted narrow-body freighter aircraft.
Maintenance and other costs increased $4.1 million, primarily attributable to higher technical expenses related to the timing of aircraft transitions, including costs associated with aircraft subject to early lease terminations.
Other income:
Total other income decreased by $60.7 million. During the three months ended August 31, 2025, the Company entered into settlement agreements with certain insurers under the Company’s contingent and possessed policies (“C&P policies”) for an aggregate settlement amount of $55.7 million related to aircraft previously leased to Russian airlines.

Income tax provision:
Income tax provision. We recognized income tax provisions of $11.2 million and $5.2 million for the three months ended August 31, 2026 and 2025, respectively, with effective tax rates of 13.9% and 8.4% for the respective periods. The increase in our effective rate was primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.
Results of Operations for the six months ended August 31, 2026, as compared to the six months ended August 31, 2025:

	Six Months Ended August 31,
	2026	2025
	(Dollars in thousands)
Revenues:
Lease rental revenue	$381,438	$373,159
Direct financing and sales-type lease revenue	10,827	10,333
Amortization of lease premiums, discounts and incentives	8,262	1,253
Maintenance revenue	67,162	47,840
Total lease revenue	467,689	432,585
Gain on sale or disposition of flight equipment	49,028	54,178
Other revenue	1,766	591
Total revenues	518,483	487,354
Operating expenses:
Depreciation	184,556	192,578
Interest, net	146,603	139,370
Selling, general and administrative	41,907	44,938
Provision for credit losses	(275)	26
Impairment of flight equipment	11,091	36,219
Maintenance and other costs	13,400	8,221
Total operating expenses	397,282	421,352

Other (expense) income:
Loss on extinguishment of debt	—	(2,973)
Other	(136)	60,585

Total other (expense) income	(136)	57,612

Income from continuing operations before income taxes and earnings of unconsolidated equity method investment	121,065	123,614
Income tax provision	18,689	17,949
Earnings of unconsolidated equity method investment, net of tax	570	855

Net income	$102,946	$106,520
Revenues:
Total revenues increased $31.1 million, attributable to:
Lease rental revenue increased $8.3 million, primarily attributable to an increase of $58.9 million related to 52 aircraft purchased since March 1, 2025.
This was partially offset by:
•a $30.7 million decrease related to the sale of 46 aircraft and other flight equipment since March 1, 2025;
•a $12.4 million decrease related to early lease terminations, including terminations associated with 2 customers that either filed for bankruptcy protection or ceased operations; and
•a $7.5 million decrease due to lease extensions, amendments, transitions and other changes.

Amortization of lease premiums, discounts and lease incentives:

	Six Months Ended August 31,
	2026	2025
	(Dollars in thousands)
Amortization of lease premiums	$(2,096)	$(3,622)
Amortization of lease discounts	10,445	7,442
Amortization of lease incentives	(87)	(2,567)

Amortization of lease premiums, discounts and incentives	$8,262	$1,253
The amortization of lease discounts increased $3.0 million due to the acquisition of aircraft.
The amortization of lease incentives decreased $2.5 million, primarily due to early lease terminations and the associated reversal of lease incentive liabilities during the six months ended August 31, 2026.
Maintenance revenue. For the six months ended August 31, 2026 and 2025, we recorded $67.2 million and $47.8 million of maintenance revenue, respectively, primarily from maintenance payments received by us and recognized into income in connection with scheduled aircraft lease expirations, early aircraft lease terminations and aircraft returns.
Gain on sale or disposition of flight equipment. During the six months ended August 31, 2026, we sold 16 aircraft and other flight equipment for gains of $49.0 million, compared to 18 aircraft and other flight equipment sold with gains of $54.2 million during the six months ended August 31, 2025.
Operating expenses:
Total operating expenses decreased $24.1 million, attributable to:
Depreciation expense decreased $8.0 million, primarily reflecting a $28.2 million decrease related to 32 aircraft sold since March 1, 2025, as well as residual adjustments and other changes for aircraft for which impairments were recorded or leases were extended. This decrease was partially offset by an increase of $20.2 million related to 51 aircraft acquired since March 1, 2025.
Interest, net increased $7.2 million due to a higher weighted average debt outstanding of $281.1 million.
Selling, general and administrative expenses decreased $3.0 million, primarily due to lower personnel costs and reduced legal fees related to Russia insurance recovery matters.
Impairment of flight equipment. During the six months ended August 31, 2026, the Company recorded impairment charges totaling $11.1 million that primarily related to the early lease termination of 2 narrow-body aircraft and 2 narrow-body freighter aircraft. For these aircraft, we recognized $23.4 million of maintenance payments, cash security deposits, and the reversal of lease incentive liabilities into revenue during the six months ended August 31, 2026.
During the six months ended August 31, 2025, the Company recorded impairment charges totaling $36.2 million, including $22.4 million related to aircraft leased to 2 customers that filed for bankruptcy protection. For these aircraft, the Company recognized $4.9 million of maintenance payments and lease rentals received in advance into revenue during six months ended August 31, 2025. The remaining impairment charges relate to other flight equipment, 1 converted narrow-body freighter aircraft, and certain transactional impairments.
Maintenance and other costs increased $5.2 million, primarily attributable to higher technical expenses related to the timing of aircraft transitions, including costs associated with aircraft subject to early lease terminations.
Other income:
Total other income decreased by $57.7 million. During the six months ended August 31, 2025, the Company entered into settlement agreements with certain insurers under the Company’s C&P policies for an aggregate settlement amount of $55.7 million related to aircraft previously leased to Russian airlines.

Income tax provision:
Income tax provision. We recognized income tax provisions of $18.7 million and $17.9 million for the six months ended August 31, 2026 and 2025, respectively. Our effective tax rate for the six months ended August 31, 2026 and 2025 was 15.4% and 14.5%, respectively. The increase in our effective tax rate was primarily attributable to the mix of profits between the various jurisdictions in which we operate and the utilization of Bermuda net operating losses.
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
During the six months ended August 31, 2026, we met our liquidity and capital resource needs with $238.3 million of cash flows from operations and $357.1 million of proceeds from the sale or disposition of aircraft and other flight equipment.
As of August 31, 2026, the weighted average maturity of our secured and unsecured debt financings was 3.4 years, and we were in compliance with all applicable covenants. In addition, 98% of our total debt is unsecured and $8.2 billion of our Net Book Value is unencumbered.
We believe we have sufficient liquidity to meet our contractual obligations over the next twelve months. As of October 1, 2026, total liquidity of $2.8 billion included $2.0 billion of undrawn credit facilities, $0.7 billion of projected adjusted operating cash flows and contracted asset sales and $0.1 billion of unrestricted cash through October 1, 2027. In addition, we believe payments received from lessees and other funds generated from operations, unsecured bond offerings, borrowings secured by our aircraft, borrowings under our revolving credit facilities and other borrowings and proceeds from future aircraft sales will be sufficient to satisfy our liquidity and capital resource needs over the next twelve months. Our liquidity and capital resource needs include payments due under our aircraft purchase obligations, required principal and interest payments under our long-term debt facilities, expected capital expenditures, lessee maintenance payment reimbursements and lease incentive payments.

Cash Flows

	Six Months Ended August 31,
	2026	2025
	(Dollars in thousands)
Net cash flow provided by operating activities	$238,294	$218,647
Net cash flow provided by (used in) investing activities	780	(629,644)
Net cash flow (used in) provided by financing activities	(245,883)	279,288
Operating Activities:
Cash flow provided by operating activities was $238.3 million and $218.6 million for the six months ended August 31, 2026 and 2025, respectively. The increase in operating cash flow was primarily attributable to higher customer collections, reflecting higher lease rates on newly acquired aircraft and lease extension activity. Additionally, we received a distribution from our equity method investee, of which $10.1 million was reflected in operating cash flow. These increases were partially offset by higher cash interest payments driven by higher weighted average debt outstanding and the timing of interest payments.
Investing Activities:
Cash flow provided by investing activities was $0.8 million for the six months ended August 31, 2026, compared to cash flow used in investing activities of $629.6 million for the six months ended August 31, 2025. The decrease of $630.4 million was primarily attributable to a $603.8 million decrease in acquisitions and improvements of flight equipment and a $57.6 million increase in proceeds from the sale or disposition of aircraft and other flight equipment. In addition, during the six months ended August 31, 2025, we received cash proceeds of $40.9 million in connection with Russia insurance settlements.
Financing Activities:
Cash flow used in financing activities was $245.9 million for the six months ended August 31, 2026, compared to cash flow provided by financing activities of $279.3 million for the six months ended August 31, 2025. The decrease of $525.2 million was primarily attributable to the $400.0 million redemption of preference shares, and to a lesser extent, a $50.1 million increase in dividends paid, a $42.4 million decrease in net maintenance and security deposits received, and a $36.3 million decrease in borrowings from secured and unsecured financings, net of repayments.
Debt Obligations
For complete information on our debt obligations, see Note 8 in the Notes to the Unaudited Consolidated Financial Statements.
Contractual Obligations
Our contractual obligations primarily consist of principal and interest payments on debt financings, aircraft acquisitions and rent payments pursuant to our office leases. Total contractual obligations increased to $7.5 billion at August 31, 2026, from $7.1 billion at February 28, 2026, due to higher aircraft purchase commitments, outstanding debt and interest obligations.
Capital Expenditures
From time to time, we make capital expenditures to maintain or improve our aircraft. These expenditures include the cost of major overhauls necessary to place an aircraft in service and modifications made at the request of lessees. For the six months ended August 31, 2026 and 2025, we incurred a total of $4.8 million and $14.2 million, respectively, of capital expenditures, including lease incentives, related to the improvement of aircraft.
As of August 31, 2026, the weighted average age of our aircraft, by Net Book Value, of our aircraft was approximately 9.0 years. In general, the costs of operating an aircraft, including maintenance expenditures, increases as aircraft age. Our lease agreements generally require the lessee to be primarily responsible for maintaining the aircraft.

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
Off-Balance Sheet Arrangements
We have an unconsolidated equity method investment in an aircraft leasing entity with Mizuho Leasing in which we hold a 25% equity interest. As of August 31, 2026, the Net Book Value of its 4 aircraft was $143.0 million.
The assets and liabilities of this entity are not included in our consolidated balance sheets, and we record our net investment under the equity method of accounting. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements.
Foreign Currency Risk and Foreign Operations
At August 31, 2026, approximately 99% of our leases were payable to us in U.S. dollars. However, we incur Euro- and Singapore dollar-denominated expenses in connection with our subsidiaries in Ireland and Singapore. For the six months ended August 31, 2026, expenses, such as payroll and office costs, denominated in currencies other than the U.S. dollar totaled $9.6 million in U.S. dollar equivalents and represented approximately 23% of total selling, general and administrative expenses.
Our international operations are a significant component of our business strategy and permit us to more effectively source new aircraft, service the aircraft we own and maintain contact with our lessees. Therefore, our international operations and our exposure to foreign currency risk will likely increase over time. Although we have not entered into foreign currency hedges, if our foreign currency exposure increases, we may enter into hedging transactions in the future to mitigate this risk. For the six months ended August 31, 2026 and 2025, we incurred insignificant net gains and losses on foreign currency transactions.
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
The table below shows the reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended August 31, 2026 and 2025:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025

Net income	$69,328	$57,233	$102,946	$106,520
Depreciation	91,728	96,762	184,556	192,578
Amortization of lease premiums, discounts and incentives	(7,871)	1,513	(8,262)	(1,253)
Interest, net	75,387	70,529	146,603	139,370
Income tax provision	11,163	5,228	18,689	17,949

EBITDA	$239,735	$231,265	$444,532	$455,164
Adjustments:
Impairment of flight equipment	7,730	31,153	11,091	36,219
Loss on extinguishment of debt	—	—	—	2,973
Adjusted EBITDA	$247,465	$262,418	$455,623	$494,356
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
As of August 31, 2026, a hypothetical 100-basis point increase/decrease in our variable interest rate on our borrowings would result in an interest expense increase/decrease of $9.7 million and $9.7 million, respectively, over the next twelve months.
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2026. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2026 and February 28, 2026; (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended August 31, 2026 and 2025; (iii) Consolidated Statements of Cash Flows for the six months ended August 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 31, 2026 and 2025; and (v) Notes to Unaudited Consolidated Financial Statements.*

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 14, 2026

AIRCASTLE LIMITED
(Registrant)
By:	/s/ Dane Silverman
Dane Silverman
Chief Accounting Officer and Authorized Officer